Form 10-K
period 2006-12-31
US GOLD CANADIAN ACQUISITION CORP
filed 2007-05-21
CIK 1360405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended

Contains only financial statements for the fiscal year ended December 31, 2006

Commission file number    333-133725-01

US GOLD CANADIAN ACQUISITION CORPORATION

(Name of name of registrant as specified in its charter)

Alberta, Canada	42-1701924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 South Union Blvd., Suite 565, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 238-1438

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 of Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934, during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-acclerated filer (as defined in Rule 12b-2 of the Exchange Act).  Check one: Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the exchangeable shares, no par value (“Exchangeable Shares”) held by non-affiliates of the Registrant as of June 30, 2006 was approximately $0, as no Exchangeable Shares had been issued as of such date. As of May 18, 2007, the Registrant had 2 shares of common stock and 38,027,674 Exchangeable Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

US Gold Canadian Acquisition Corporation

EXPLANATORY NOTE

On February 8, 2007, the registration statements of US Gold Canadian Acquisition Corporation and our co-registrant, US Gold Corporation, filed on Form S-4 (Commission File Nos. 333-138233, 333-138271 and 333-138272) (the “Form S-4 Registration Statements”) relating to the tender offers for all of the outstanding common shares of each of White Knight Resources Ltd., Nevada Pacific Gold Ltd. and Tone Resources Limited, respectively, were declared effective by the Securities and Exchange Commission (the “SEC”).  A detailed description of the tender offers is included in the Form S-4 Registration Statements, as amended.

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Our Form S-4 Registration Statements did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, we are hereby filing such certified financial statements with the SEC under cover of the facing page of an annual report on Form 10-K.

ITEM 8.                               FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
US Gold Canadian Acquisition Corporation
Lakewood, Colorado

We have audited the accompanying balance sheet of US Gold Canadian Acquisition Corporation as of December 31, 2006, and the related statement of operations, changes in shareholder’s equity and cash flows for the period from April 18, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Gold Canadian Acquisition Corporation as of December 31, 2006, and the results of its operations and its cash flows for the period from April 18, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
May 17, 2007
Denver, Colorado

US GOLD CANADIAN ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 18, 2006 (INCEPTION) TO DECEMBER 31, 2006

REVENUE:
Revenue	$—
Total revenue	—

COSTS AND EXPENSES:
Proposed acquisitions	6,833,845
Total costs and expenses	6,833,845

Operating (loss)	(6,833,845)

(Loss) before income taxes	(6,633,845)
Provision for income taxes	—
Net (loss)	$(6,633,845)

Basic and diluted per share data:
Net (loss) - basic and diluted	$ (N/A)

The accompanying notes are an integral part of these financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1
Total current assets	1

TOTAL ASSETS	$1

LIABILITIES & SHAREHOLDER’S EQUITY
Current liabilities:
Intercompany - US Gold Corporation	$6,833,845
Total current liabilities	6,833,845

Commitments and contingencies	—

Shareholder’s (deficit):
Common shares, no par value, unlimited shares authorized; 1 share issued and outstanding	1
Exchangeable shares, no par value, unlimited shares authorized, no shares issued and outstanding	—
Accumulated (deficit)	(6,883,845)
Total shareholder’s (deficit)	(6,883,844)

TOTAL LIABILITIES & SHAREHOLDER’S (DEFICIT)	$1

The accompanying notes are an integral part of these financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDER’S (DEFICIT)
FOR THE PERIOD APRIL 18, 2006 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock	Common Stock	Exchangeable Stock	Exchangable Stock	Accumulated (Deficit)	Total
Balance, April 18, 2006 (Inception)	—	$—	—	$—	$—	$—

Sale of stock for cash to US Gold	1	1	—	—	—	1

Net (loss)	—	—	—	—	(6,833,845)	(6,833,845)

Balance, December 31, 2006	1	$1	—	$—	$(6,833,845)	$(6,833,844)

The accompanying notes are an integral part of these financial statements.

US GOLD CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 18, 2006 (INCEPTION) TO DECEMBER 31, 2006

Cash flows from operating activities:
Cash paid to suppliers and employees	$ (—)
Cash (used in) operating activities	(—)

Cash flows from investing activities:	—
Cash (used in) investing activities	—

Cash flows from financing activities:
Sale of common stock for cash	1
Cash provided by financing activities	1

Increase in cash and cash equivalents	1
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$1

Reconciliation of net (loss) to cash (used in) operating activities:
Net (loss)	$(6,833,845)
Increase in liabilities related to operations	6,833,845
Cash (used in) operating activities	$—

The accompanying notes are an integral part of these financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1.             Summary of Significant Accounting Policies

Basis of Presentation:  US Gold Canadian Acquisition Corporation (the “Company”) was organized under the laws of the Province of Alberta, Canada on April 18, 2006 by its parent, US Gold Corporation (“US Gold”).  The Company was formed for the purposes of pursuing the proposed acquisition of certain Target Companies, as discussed in note 2 below.

Cash and Cash Equivalents:  The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Exploration and Development Costs:  Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition:  Revenue from the sale of gold, if any, will be recognized when delivery has occurred, title and risk of loss passes to the buyer, and collectability is reasonably assured.  Gold sales, if any, will be made in accordance with sales contracts where the price is fixed or determinable.  Generative exploration program fees, received as part of an agreement whereby a third party agrees to fund a generative exploration program in connection with mineral deposits in areas not previously recognized as containing mineralization in exchange for the right to enter into a joint venture in the future to further explore or develop specifically identified prospects, are recognized as revenue in the period earned.  The Company has not generated any income from generative exploration programs.

Other Income Recognition:  Gains on the sale of mineral interests, if any, are included in other income and include the excess of the net proceeds from sales over the Company’s net book value in that property. Management contract fees are recognized as revenue earned is determined to be realizable and included in other income.

Per Share Amounts:  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (1 share for 2006). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

Income Taxes:  The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Costs of Acquisition:  Costs related to acquisitions are included in the cost of acquisition when the acquisitions are determined probable.  Costs incurred prior to the date the acquisitions are determined probable are expensed.

Business Risks:  The Company continually reviews the mining risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company’s operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company’s business is subject to extensive license, permits, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

Use of Estimates:  The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments:  SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

f)                Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

g)             Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

h)             Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

i)                 Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

j)                 Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

f)                Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

g)             Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

h)             Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

i)                 At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

j)                 Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted  SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

2.             Potential Acquisitions

On February 12, 2007, the Company and US Gold commenced formal offers (the “Tender Offers”) to acquire all the outstanding shares of White Knight Resources Ltd., Nevada Pacific Gold Ltd., and Tone Resources Limited (collectively, the “Target Companies”). The Target Companies have mineral properties in the Battle Mountain-Eureka Trend in Nevada, that are adjacent to or near US Gold’s Tonkin property.  These offers will expire on March 23, 2007.  The Company and US Gold have offered to purchase all the outstanding shares of each of the Target Companies for the following consideration:

•       0.35 of an exchangeable share of the Company for each outstanding share of White Knight;

•       0.23 of an exchangeable share of the Company for each outstanding share of Nevada Pacific Gold; and

•       0.26 of an exchangeable share of the Company for each outstanding share of Tone Resources.

The exchangeable shares have been structured to provide the holders the same voting and economic rights as the holders of US Gold’s common stock and are being issued in an effort to provide more favorable tax treatment to the shareholders of the Target Companies.  The exchangeable shares are convertible at the option of the holder into shares of US Gold’s common stock on a one-for-one basis.  The exchangeable shares have been conditionally approved for listing on the Toronto Stock Exchange.

On February 12, 2007, the Company and US Gold’s registration statements on Form S-4 related to the Tender Offers were declared effective by the Securities and Exchange Commission (the “SEC”).  The Tender Offers are subject to numerous conditions.

If all of these acquisitions are completed on the announced terms, the Company would issue up to approximately 42.4 million shares of Exchangeable Shares (or 49.1 million shares if the Target Companies’ currently outstanding options and warrants are exercised), which shares are exchangeable for shares of the US Gold’s common stock on a one-to-one basis.  This would represent 46% of US Gold’s common stock outstanding after all of the transactions (49% if the Target Companies’ currently outstanding options and warrants are exercised).

The Company and US Gold have entered into certain agreements with regard to the proposed acquisition of the Target Companies with GMP Securities L.P., Georgeson Inc., and Kingsdale Shareholder Services Inc., some of which include success fees related to the acquisitions.  The Company has incurred significant fees and expenses in connection with the proposed acquisitions, including investment banking, printing, legal and accounting fees, and expects to incur additional fees and expenses in the future.  In addition to the fees and expenses of its own advisors, the Company is required to pay certain fees and expenses incurred by the Target Companies under provisions of applicable law.  Through December 31, 2006, the Company has incurred approximately $6,833,845 in costs connected with the proposed acquisitions.  The total estimated amount of these fees and expenses through the initial acquisition of the Target Company shares is presently $12 million, although that estimate is subject to change.  A significant amount of the estimated fees and expenses will be incurred whether or not one or more of the proposed acquisitions is successful. See Note 5 - Subsequent Events, below.

3.             Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, are presented below:

Deferred tax assets:
Net operating (loss) carryforward	$2,339,346
Total gross deferred tax assets	2,339,346
Less valuation allowance	(2,339,346)
Net deferred tax assets	—
Deferred tax liabilities:	—

Total net deferred tax asset	$—

The Company believes that it is unlikely that the net deferred tax asset will be realized. Therefore, a valuation allowance has been provided for net deferred tax assets. The change in valuation allowance of approximately $2,339,346 and reflects the net operating (loss) carryforwards.

4.             Shareholder’s (Deficit)

As provided in the Articles of Incorporation, the Company’s authorized capital consists of an unlimited number of Class A shares, Class B shares, Class C shares, Class D shares, Class E shares and Class F shares.  The Company has designated and issued one share of Class A common stock to US Gold Corporation.  The Company has also designated Class B “Exchangeable Shares” or “Exchangeable Shares” for issuance in the Potential Acquisitions as discussed in Notes X and Y.

The following discussion summarizes the rights and privileges of our designated capital:

Common Shares: The holders of our common shares are entitled to one vote for each share held of record on all matters submitted to shareholders, including the election of directors.

Exchangeable Shares: The Exchangeable Shares, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, are intended to provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of US Gold.

Each stock option of the Target Companies which gives the holder the right to acquire common shares of each of the Targets, when presented for exercise, will be structured to be effectively exchanged for warrants to purchase exchangeable shares of the Company, at the same exchange rate offered in the offers, and we or US Gold would assume or adopt the Target Company stock option plans.

As Exchangeable Shares are converted into common stock of US Gold, the registered owner of those Exchangeable Shares will become shareholders of US Gold.  As explained further in Note 5, effective March 28, 2007, the Company took up and accepted the shares tendered by the shareholders of the Target Companies and issued 38,027,674 Exchangeable Shares in payment for the tendered shares of the Targets.

5.             Subsequent Events

Acquisitions of Target Companies.

As noted in Note 2, on February 12, 2007, the Company and US Gold commenced formal offers to acquire all the outstanding shares of White Knight, Nevada Pacific and Tone Resources (the “Target Companies”) and mailed offering circulars or prospectuses and related documents to shareholders of the three Target Companies.  These offers expired on March 23, 2007.

Pursuant to the terms of the offers, the Company and US Gold, offered to purchase all outstanding common shares of each of the Target Companies for the following consideration:

•         0.23 of an exchangeable share of the Company for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of the Company for each outstanding common share of Tone Resources; and

•         0.35 of an exchangeable share of the Company for each outstanding common share of White Knight.

On March 23, 2007, following expiration of the offers, the Company notified the depository to accept for payment all the common shares of the Target Companies that had been validly tendered and not withdrawn.  The following information summarizes the number of shares tendered to the offers:

	Number of Common Shares Tendered	Percentage of Outstanding Common Shares
White Knight Resources	55,752,661	93.7%

Nevada Pacific Gold	59,278,256	83.5%

Tone Resources	18,806,726	89.4%

As a result of the common shares tendered to the offers, on March 28, 2007, the Company issued 38,027,674 exchangeable shares to the former shareholders of the Target Companies.  The exchangeable shares will be convertible at the option of the holder into shares of the Company’s common stock on a one-for-one basis.

ITEM 9A(T).                            CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 15.             EXHIBITS

The following exhibits are filed with or incorporated by reference in this report:

Exh. 10.1

Rights, Privileges, restrictions and Conditions Attaching to the Exchangeable Shares of US Gold Canadian Acquisition Corporation (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.1 File No. 001-33190).

Exh. 10.2

Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canandian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007 (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.2 File No. 001-33190).

Exh. 10.3

Support Agreement between US Gold Corporation, US Gold Alberta ULC, US Gold Canandian Acquisition Corporation dated March 22, 2007 (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.3 File No. 001-33190).

Exh. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
Exh. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
Exh. 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

/s/ Robert R. McEwen
Dated: May 18, 2007	By: Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: May 18, 2007	By: William F. Pass, Vice President, Chief Financial Officer,
Principal Accounting Officer and Secretary

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board & Chief Executive Officer	May 18, 2007
Robert R. McEwen

/s/ Ann Carpenter	President, Chief Operating Officer & Director	May 18, 2007
Ann Carpenter

/s/ William F, Pass	Vice President, Chief Financial Officer, Secretary & Director	May 18, 2007
William F. Pass

EXHIBIT INDEX

Exh. 10.1

Rights, Privileges, restrictions and Conditions Attaching to the Exchangeable Shares of US Gold Canadian Acquisition Corporation (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.1 File No. 001-33190).

Exh. 10.2

Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canandian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007 (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.2 File No. 001-33190).

Exh. 10.3

Support Agreement between US Gold Corporation, US Gold Alberta ULC, US Gold Canandian Acquisition Corporation dated March 22, 2007 (Incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.3 File No. 001-33190).

Exh. 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
Exh. 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
Exh. 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass