Form 10-Q
period 2007-03-31
US GOLD CANADIAN ACQUISITION CORP
filed 2007-05-21
CIK 1360405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                             to

Commission File Number: 333-133725-01

US GOLD CANADIAN ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Alberta, Canada	42-1701924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

165 South Union Blvd., Suite 565, Lakewood, Colorado 80228

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number including area code:  (303) 238-1438

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Larger accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 18, 2007, 2 shares of common stock and, 38,027,674 exchangeable shares were outstanding.

US GOLD CANADIAN ACQUISITION CORPORATION

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,636,350	$1
Other current assets	681,561	—
Total current assets	7,317,911	1

Property and equipment, net	9,732,281	—
Mineral property interests	327,113,213	—
Restrictive time deposits for reclamation bonding	339,683	—
Goodwill	24,112,001	—
Other assets	301,006	—
TOTAL ASSETS	$368,916,095	$1

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,468,566	$—
Total current liabilities	4,468,566	—

Intercompany - US Gold	9,471,634	6,833,845
Retirement obligation	1,834,890	—
Deferred income tax liability	114,101,166	—
Other liabilities	75,161	—
Total liabilities	129,951,417	6,833,845

Minority interest in subsidiaries	1,467,704	—

Shareholders’ equity:
Common shares, no par value, unlimited shares authorized, 2 shares issued and outstanding as of March 31, 2007 and 1 share issued and outstanding as of December 31, 2006	7	1
Exchangeable shares, no par value, unlimited shares authorized, 38,027,674 shares issued and outstanding March 31, 2007, none issued and outstanding as of December 31, 2006	244,782,046	—
Accumulated (deficit)	(7,285,079)	(6,833,845)
Total shareholders’ equity (deficit)	237,496,974	(6,833,844)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$368,916,095	$1

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
For the three months ended March 31, 2007

REVENUE:
Revenue	$—
Total revenue	—

COSTS AND EXPENSES:
Proposed acquisitions	451,234
Total costs and expenses	451,234

Operating (loss)	(451,234)

(Loss) before income taxes	(451,234)
Provision for income taxes	—
Net (loss)	$(451,234)

Basic and diluted per share data:
Net (loss)—basic and diluted	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

Cash flows from operating activities:
Cash paid to suppliers and employees	$(451,234)
Income taxes paid	—
Cash (used in) operating activities	(451,234)

Cash flows from investing activities:
Cash from acquisitions	6,636,343
Acquisition costs paid for mineral property interests	(1,846,597)
Cash (provided by) investing activities	4,789,746

Cash flows from financing activities:
Advances from US Gold	2,297,831
Common stock purchased by US Gold	6
Cash provided by financing activities	2,297,837
Increase (decrease) in cash and cash equivalents	6,636,349

Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$6,636,350

Reconciliation of net (loss) to cash (used in) operating activities:

Net (loss)	$(451,234)

Cash (used in) operating activities	$(451,234)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation.  US Gold Canadian Acquisition Corporation ((“Canadian Acquisition Co.”, “we” or the “Company”) is a wholly-owned subsidiary of US Gold Corporation (“US Gold”).  We were organized under the laws of the Province of Alberta, Canada on April 18, 2006.

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheets as of March 31, 2007 (unaudited) and December 31, 2006, and the condensed unaudited statement of operations and statement of cash flows for the three month period ended March 31, 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim period may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its majority owned interest of three exploration companies acquired effective March 28, 2007, as more fully disclosed in Note 2.  Significant intercompany accounts and transactions have been eliminated.

Estimates.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (680,278 for the three month period ended March 31, 2007).

2.             Business Acquisitions

On February 12, 2007, the Company and US Gold commenced formal offers to acquire, in stock transactions, all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone Resources”) and White Knight Resources Ltd. (“White Knight”). The offers to purchase the shares were conducted by way of take-over bids pursuant to securities legislation in the United States and Canada.

On March 23, 2007, the Company took up and accepted the shares tendered by the shareholders of each of Nevada Pacific, Tone Resources and White Knight (the “Targets” or “Target Companies”). Subsequent to March 23, 2007, the Company completed several key steps necessary to achieve full control over the assets and operations of the acquired companies, including the appointment of its nominees to the respective boards. On March 28, 2007, payment for the common shares tendered to the offers and not withdrawn, was made through issuance of exchangeable shares of the Company.

The Company plans to acquire any common shares of each of the Target Companies not purchased pursuant to the offers through a statutory plan of arrangement (comparable to a merger in the United States) or similar transaction under Canadian law providing for a mandatory exchange of all remaining outstanding common shares of the Target Companies for additional exchangeable shares of the Company, which we expect we will structure so that warrants to purchase the Target Company’s common shares would be exchanged for warrants to purchase exchangeable shares of the Company at the same exchange rate offered in the offers and we or US Gold would assume or adopt the Target Company stock option plans.

In consideration for the acquisition of Nevada Pacific, Canadian Acquisition Co issued 0.23 exchangeable shares of the Company’s stock for each share of Nevada Pacific tendered and accepted by us, totaling approximately 13,634,004 shares. The shares tendered represented approximately 83.5% of the outstanding shares of Nevada Pacific as of March 23, 2007.

In consideration for the acquisition of Tone Resources, Canadian Acquisition Co issued 0.26 exchangeable shares of the Company’s stock for each share of Tone Resources tendered and accepted by us, totaling approximately 4,886,110 shares. The shares tendered represented approximately 89.4% of the outstanding shares of Tone Resources as of March 23, 2007.

In consideration for the acquisition of White Knight, Canadian Acquisition Co issued 0.35 exchangeable shares of the Company’s stock for each share of White Knight tendered and accepted by us, totaling approximately 19,507,560 shares. The shares tendered represented approximately 93.7% of the outstanding shares of White Knight as of March 23, 2007.

The exchangeable shares, which are traded on the Toronto Stock Exchange under symbol UXE.TO, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, are intended to provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of a share of common stock of US Gold.

Each warrant or stock option of the Target Companies which gives the holder the right to acquire common shares of each of the Targets, when presented for exercise, will be structured to be effectively exchanged for warrants to purchase exchangeable shares of the Company, at the same exchange rate offered in the offers, and we or US Gold would assume or adopt the Target Company stock option plans.  The options and warrants of the Targets to be exercised in exchange for the Company’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model.

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone Resources	$3,587,662	$1,069,183
White Knight	$—	$1,144,500

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free interest rate	5%
Dividend yield	N/A
Volatility factor	102%
Expected life — options	0.25-4 years
Remaining periods to expiration dates — warrants	9-14 months

The business combinations have been accounted for as a purchase transaction, with the Company being identified as the acquirer and each of Nevada Pacific, Tone Resources and White Knight as the acquirees pursuant to SFAS Statement 141 Business Combinations.

The measurement of the purchase consideration is based on market prices of US Gold’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share, since the Company’s shares had no market prior to March 28, 2007.

The preliminary allocation of the purchase price of the shares of Nevada Pacific, Tone Resources and White Knight is summarized in the following table and is subject to further refinement:

	White Knight	Nevada	Tone	Total
Preliminary purchase price:
Common shares of US Gold Canadian Acquisition Corporation issued on acquisition	$115,094,604	$80,440,624	$28,828,049	$224,363,277
Stock options to be exchanged for options of US Gold Corporation	1,144,500	2,252,353	1,069,183	4,466,036
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	12,365,070	3,587,662	15,952,732
Acquisition costs	2,009,186	1,643,073	578,784	4,231,043
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Net assets acquired:
Cash and cash equivalents	$5,389,982	$208,390	$1,037,971	$6,636,343
Other current assets	156,535	508,960	16,066	681,561
Other assets	—	283,976	17,030	301,006
Property, plant and equipment, net	1,220,502	8,511,779	—	9,732,281
Mineral property interests	151,981,584	127,076,604	48,055,025	327,113,213
Restrictive time deposits for reclamation bonding	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,540)	(2,068,412)	(138,127)	(2,424,079)
Other liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(1,691,130)	—	(1,834,890)
Future income tax liability	(52,878,383)	(44,423,633)	(16,799,150)	(114,101,166)
Minority interest	(462,874)	(904,548)	(100,282)	(1,467,704)

Net identifiable assets	105,267,901	87,514,508	32,118,678	224,901,087

Residual purchase price allocated to goodwill	12,980,389	9,186,612	1,945,000	24,112,001
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Minority interests have been assigned to the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone Resources and White Knight that the Company did not own as of March 28, 2007 or at  March 31, 2007.

The purchase consideration for the mining assets exceeded the carrying value of the underlying assets for tax purposes by $212,292,415. This amount has been applied to increase the carrying value of the mineral properties for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of $114,101,166 was also applied to increase the carrying value of the mineral properties.

For the purposes of these consolidated financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, with goodwill assigned to specific reporting units, based on management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared. The Company will continue to review information relating to each of the Targets’ assets and intends to perform further analysis with respect to these assets, including an independent valuation, prior to finalizing the allocation of the purchase price. This process will be performed in accordance with EITF Abstracts, Issue No. 04-3.

Mining Assets: Impairment and Business Combinations. Although the results of this review are presently unknown, it is anticipated that it will result in a change to the amount assigned to goodwill and a change to the value attributable to tangible assets.

SFAS 141, “Business Combinations” requires supplemental information on a pro forma basis to disclose the results of operations for the interim period as though the business combination had been completed as of the beginning of the periods being reported on.

The following table sets forth on a pro forma basis, the unaudited results of the Company, had the acquisition of the Targets been completed on January 1, 2007.

	U.S . Gold
	Canadian
	Acqusition	White Knight	Nevada Pacific	Tone Resources
Three months ended March 31, 2007	Corporation	Resources Ltd.	Gold Ltd.	Limited (a)	Combined

Revenue	$—	$—	$—	$—	$—
Net earnings (loss) for the period	(451,234)	(4,354,156)	(2,435,298)	(185,120)	(7,425,808)
Loss per share					$(0.08)

(a)             Reflects Tone’s results for the three month period ended February 28, 2007

3.             Mineral Properties and Retirement Obligations

Effective March 28, 2007, the Company acquired majority interest of the Target Companies.  The following is a general description of the mineral property of the Target Companies:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: the Battle Mountain/Eureka Trend/Cortez Trend and the Carlin Trend.

White Knight controls a large land holding in Nevada, with most of the properties  located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles: 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold has earned in to 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau retaining 10%. In the three remaining joint ventures, White Knight holds 100% ownership with the joint ventures currently advancing.

Tone Resources controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.   Tone Resources’ mineral properties were acquired from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

Based on initial property reviews, the current consolidated Nevada land package for the consolidated group is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez trend.

The Company is responsible for reclamation of certain past and future disturbances at its properties.   In connection with the acquisition of majority interest in the Target Companies effective March 28, 2007, the Company assumed and consolidated the respective asset retirement and reclamation obligations of those companies, as reflected in the table below, as well as $339,684 in restrictive deposits to secure those obligations.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2007:

Asset retirement and reclamation liability - January 1, 2007	$—
Retirement and reclamation liability of Target Companies	1,834,890
Asset Retirement and reclamation liability -March 31, 2007	$1,834,890

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold or silver production of the various mineral properties, if any.  There was no projected adjustment during 2007 for amortization expense of capitalized asset retirement cost required under SFAS 143 since none of these properties were in operation. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the property.

4.             Property and Equipment

At March 31, 2007, property and equipment consisted of the following:

Trucks & Trailers	$145,337
Office furniture and equipment	87,180
Drill Rigs	1,114,702
Building	607,913
Deferred mine costs	6,090,187
Mining Equipment	1,686,962
Subtotal	9,732,281
Less: accumulated depreciation	—
Total	$9,732,281

5.             Income Taxes

Beginning January 1, 2007, FIN 48, Accounting for Uncertainty in Income Taxes, became effective and the Company adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position.  The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements, except as described below.

On March 28, 2007, the Company completed the acquisition of certain businesses, as more fully described in Note 2. The Company is currently in the process of completing its due diligence and independent valuations of the assets and liabilities assumed, including any potential items giving rise to a liability under FIN 48. Upon completion of the due diligence and valuation exercise the Company will record additional liabilities, if any, arising from the adoption of FIN 48 as part of its purchase price allocation.

6.             Shareholders’ Equity

As explained further in Note 2, effective March 28, 2007, the Company took up and accepted the shares tendered by the shareholders of the Target Companies and issued 38,027,674 exchangeable shares in payment for the tendered shares of the Targets.   The exchangeable shares, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, are intended to provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of US Gold. As of May 17, 2007, 9,572,223 exchangeable shares of the Company had been converted into an equivalent amount of common stock of US Gold.

7.             Related Party Transactions

Robert R. McEwen.

On February 12, 2007, we commenced formal offers to acquire all the outstanding shares of the Target Companies. These offers expired on March 23, 2007 and we took up and paid for all of the common shares of the Target Companies that were validly tendered and not withdrawn shortly thereafter.  Prior to the commencement of the tender offers, Robert McEwen, our Chairman, Chief Executive Officer and owner of more than 10% of US Gold common stock, held securities of each of the three Target Companies.  He also served on the boards of directors of Nevada Pacific and Tone Resources prior to resigning in May 2006.  Mr. McEwen owned 9,552,427 common shares of White Knight, 12,500,000 common shares of Nevada Pacific and warrants exercisable to acquire 12,500,000 common shares of Nevada Pacific and 2,500,000 common shares of Tone Resources and warrants to acquire 2,500,000 common shares of Tone Resources.

In connection with our offers, Mr. McEwen tendered all of his shares in the Target Companies and received our exchangeable shares, which are exchangeable on a one-for-one basis for US Gold common stock.  Mr. McEwen received exchangeable shares on the same basis as the other shareholders of the Target Companies, for a total of 6,868,350 exchangeable shares of the Company.

Ann S. Carpenter.  Prior to the commencement of the tender offers, Ann Carpenter, our President and Chief Operating Officer, held securities of two of the three Target Companies.  Ann Carpenter owned 4,000 common shares of White Knight and 5,000 common shares of Nevada Pacific.  Ann Carpenter tendered all of her shares in the Target Companies and received our exchangeable shares.  Ann Carpenter received exchangeable shares on the same terms as the other shareholders of the Target Companies, for a total of 2,550 exchangeable shares.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at March 31, 2007 and compares it to our financial condition at December 31, 2006.  Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2007.  We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in the annual report on Form 10-KSB of US Gold for the year ended December 31, 2006 and our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006.

We were organized in April 2006 to facilitate the acquisition of the Target Companies by US Gold.  Specifically, we were organized in an effort to provide more favorable tax treatment to the Canadian shareholders of the Target Companies in connection with the anticipated exchange of stock for the common shares of those companies.  Upon expiration of the offers, discussed more fully below, our exchangeable shares were issued to the shareholders of the Target Companies and we now own a majority interest in each of the Target Companies.  We are in the exploration stage for accounting purposes, since we have had no revenue from operations.  Since we were not organized prior to March 31, 2006, there is no comparative operating data for the three months ended March 31, 2006.   Further, since the acquisition of the Target Companies was only effective for accounting purposes on March 28, 2007, our operating results for the three months ended March 31, 2007 do not reflect much activity.

On March 5, 2006, the Company announced its intention to acquire, in stock transactions, all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone Resources”), White Knight Resources Ltd. (“White Knight”) and Coral Gold Resources Ltd. (“Coral Gold”). In December 2006, the Company decided not to pursue the proposal to acquire Coral Gold. The offers to purchase the shares of the other target companies were commenced on February 12, 2007 and were conducted by way of take-over bids pursuant to securities legislation in the United States and Canada.

On March 23, 2007 the Company’s wholly-owned subsidiary, US Gold Canadian Acquisition Corporation (“Canadian Acquisition Co.”), took up and accepted the shares tendered by the shareholders of each of Nevada Pacific, Tone Resources and White Knight (the “Targets” or “Target Companies”). Subsequent to March 23, 2007, the Company completed several key steps necessary to achieve full control over the assets and operations of the acquired companies, including the appointment of its nominees to the respective boards. On March 28, 2007, payment for the common shares of the target companies tendered to the offers and not withdrawn was made and we issued 38,027,674 exchangeable shares of Canadian Acquisition Co.  Through May 17, 2007, 9,572,223 exchangeable shares of Canadian Acquisition Co had been converted into an equivalent number of common shares of the Company.

We plan to acquire any common shares of each of the Target Companies not purchased pursuant to the offers through a statutory plan of arrangement (similar to a merger in the United States) or similar transaction under Canadian law providing for a mandatory exchange of all remaining outstanding common shares of the Target Companies for additional exchangeable shares of Canadian Exchange Co., which we expect we will structure so that warrants to purchase the Target Company’s common shares would be exchanged for warrants to purchase exchangeable shares of Canadian Acquisition Co. at the same exchange rate offered in the offers and we or Canadian Acquisition Co. would assume or adopt the Target Company stock option plans.

The following is a general description of the mineral properties of the Target Companies and US Gold:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: the Battle Mountain/Eureka Trend/Cortez Trend and the Carlin Trend.

White Knight controls a large land holding in Nevada, with most of the properties located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles; 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements. Barrick Gold has earned in to 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau retaining 10%. In the three remaining joint ventures White Knight holds 100% ownership with the joint ventures currently advancing.

Tone Resources controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.   Tone Resources’ mineral properties were acquired from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

US Gold, through TSLLC, controls the approximate 46 square mile Tonkin project, located on the Cortez Trend.  Based on initial property reviews, the current consolidated Nevada land package for the four companies is close to 250 square miles, of which approximately 70%, or 170 square miles, is on the Cortez trend.

Plan of Operation

Our plan of operation for 2007 is to evaluate and integrate, and if possible, initiate exploration at the Target Company mineral properties. Our assets at present consist of all the assets acquired with the Target Companies, including mineral interests in a number of exploration properties.  A majority of the properties acquired from the Target Companies are located in the State of Nevada, in proximity to the Tonkin property owned by US Gold, although we also acquired an interest in other properties, including in the State of Utah and in Mexico.  Our goal is to focus exploration in Nevada, primarily on the Cortez trend, and ultimately, become a producer of gold and other precious metals.  A budget for our 2007 exploration program is still being developed by the Company.

We have only recently obtained access to the books and records of the Target Companies following completion of the tender offers.  As a result, we will require time to evaluate the properties of those companies and decide whether and when to commence exploration efforts.  Certain of the properties acquired from the Targets are in close proximity to the Tonkin property in which US Gold has an interest, so it may be easier to evaluate those properties based on the experience of US Gold in the region.  In any event, we expect that our efforts in the foreseeable future will be geared toward integrating the personnel, operations and data of the Target Companies and understanding and evaluating the properties of the Target Companies.  We are unable to predict at this time when exploration efforts may be commenced.

We expect to devote substantial efforts during 2007 to the integration of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees and other related costs.

Liquidity and Capital Resources

The Company relies upon US Gold for all of its liquidity and capital resource needs.

As of March 31, 2007, we had a working capital of $2,849,345 comprised of current assets of $7,317,911 and current liabilities of $4,468,566.   We expect that the liquidity and capital of US Gold will be sufficient to allow us to continue operations for the remainder of the year, although we and US Gold will likely require additional resources after that time to continue our exploration program.

Net cash used in operations is ($451,234) for the three months ended March 31, 2007.  Cash paid to suppliers, consultants and employees is $451,234 during the 2007 period reflecting payments of fees and expenses in connection with the proposed acquisitions.

Cash provided by investing activities was $6,636,343 for the first quarter of 2007 primarily reflecting cash acquired in the acquisitions.

Results of Operations

Three month period ended March 31, 2007 compared to 2006

For the three months ended March 31, 2007, we recorded a net loss of $(451,234), or $(0.66) per share.  The net loss was primarily the result of the acquisition expense in the 2007 period.

We have incurred significant fees and expenses in connection with the acquisitions of the Target Companies with $6.8 million expensed during the year ended December 31, 2006, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future.  For the 2007 period and through March 31, we have incurred or accrued approximately $4.6 million of such costs of which $.4 million were expensed prior to the acquisitions being deemed probable, and $4.2 million capitalized in the costs of the acquisitions.  Moreover, we are likely to incur additional expenses in future periods in connection with the integration of the Target Companies’ businesses with our business.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in its other reports filed with the SEC and the following:

•                  The worldwide economic situation;

•                  Any change in interest rates or inflation;

•                  The willingness and ability of third parties to honor their contractual commitments;

•                  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•                  Our costs of production;

•                  Environmental and other regulations, as the same presently exist and may hereafter be amended;

•                  Our ability to identify, finance and integrate other acquisitions; and

•                  Volatility of our stock price.

The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, and commodity price fluctuations. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, purchases of labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact the costs incurred at our operations. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of capital assets in US dollar terms at our properties located outside the US, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.

Interest Rate Risk

We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

We currently do not have any production at any of our units and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

Item 4.                          CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

/s/ Robert R. McEwen
Dated: May 18, 2007	By	Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: May 18, 2007	By	William F. Pass, Vice President and
Chief Financial Officer

Item 6.  Exhibits

The following exhibits are filed with this report:

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.