Form 10-Q
period 2007-06-30
US GOLD CANADIAN ACQUISITION CORP
filed 2007-08-14
CIK 1360405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number:333-133725-01

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2007, 2 shares of common stock and, 42,968,830 exchangeable shares were outstanding.

US GOLD CANADIAN ACQUISITION CORPORATION

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,080,295	$1
Other current assets	681,764	—
Total current assets	7,762,059	1

Property and equipment, net	8,550,643	—
Mineral property interests	375,339,845	—
Restrictive time deposits for reclamation bonding	234,356	—
Goodwill	24,112,001	—
Other assets	414,298	—
TOTAL ASSETS	$416,413,202	$1

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,086,883	$—
Total current liabilities	3,086,883	—

Intercompany - US Gold	14,192,424	6,833,845
Retirement obligation	1,870,933	—
Deferred income tax liability	130,960,309	—
Other liabilities	76,128	—
Total liabilities	150,186,677	6,833,845

Shareholders’ equity:
Common stock, no par value, 2 shares authorized, issued andoutstanding as of June 30, 2007 and 1 share authorized, issued and outstanding as of December 31, 2006	7	1
Exchangeable stock, no par value, unlimited shares authorized, 42,968,830 shares issued and outstanding June 30, 2007, none issued and outstanding as of December 31, 2006	276,127,463	—
Accumulated (deficit)	(9,900,945)	(6,833,845)
Total shareholders’ equity (deficit)	266,226,525	(6,833,844)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$416,413,202	$1

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED  STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	2,958	2,957
Acquisition costs	—	451,234
Property holding costs	1,037,697	1,037,697
Exploration costs	1,780,373	1,780,373
Stock option expense	203,091	203,091
Accretion of asset retirement obligation	36,043	36,043
Depreciation	17,619	17,619
Total costs and expenses	3,077,781	3,529,014

Operating (loss)	(3,077,781)	(3,529,014)

OTHER INCOME (EXPENSES):
Interest income	43,786	43,786
Interest expense	—	—
Foreign currency gain	30,108	30,108
Total other income	73,894	73,894

(Loss) before income taxes	(3,003,887)	(3,455,120)
Provision for income taxes	—	—
Net (loss) before minority interset	(3,003,887)	(3,455,120)

Minority interest share of net (loss)	388,020	388,020
Net (loss)	(2,615,867)	(3,067,100)

Weighted average shares - basic and diluted	38,191,862	20,041,855

Basic and diluted per share data:
Net (loss) - basic and diluted	$(0.07)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

Cash flows from operating activities:
Cash paid to suppliers and employees	$(4,432,014)
Interest received	43,786
Income taxes paid	—
Cash (used in) operating activities	(4,388,228)

Cash flows from investing activities:
Capital expenditures	(10,138)
Loss on disposal of asset	15,490
Increase to restricted investments securing reclamation	105,327
Cash from acquisitions	6,133,471
Acquisition costs paid for mineral property interests	(3,775,049)
Cash provided by investing activities	2,469,101

Cash flows from financing activities:
Advances from US Gold	7,358,578
Exercise of stock options	1,113,450
Common stock purchased by US Gold	6
Cash provided by financing activities	8,472,034
Effect of exchange rate change on cash and cash equivalents	527,387
Increase (decrease) in cash and cash equivalents	7,080,294

Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$7,080,295

Reconciliation of net (loss) to cash (used in) operating activities:

Net (loss)	$(3,067,100)
Items not providing/requireing cash:
Stock option expense	203,091
Accreation of asset retirement obligation	36,043
Depreciation and amortization	17,619
Decrease in other assets related to operations	137,556
Increase in liabilities related to operations	(1,327,417)
Minority interest	(388,020)
Cash (used in) operating activities	$(4,388,228)

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation.  US Gold Canadian Acquisition Corporation (“we” or the “Company”) is a subsidiary of US Gold Corporation (“US Gold”).  The consolidated financial statements are reported in United States dollars. We were organized under the laws of the Province of Alberta, Canada on April 18, 2006 to facilitate the acquisition of the Acquired Companies as discussed in Note 2.

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

In management’s opinion, the condensed consolidated balance sheets as of June 30, 2007 (unaudited) and December 31, 2006, the condensed unaudited statements of operations for the three and six month periods ended June 30, 2007, and unaudited statement of cash flows for the six month period ended June 30, 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and the three exploration companies acquired effective March 28, 2007, and June 28 and 29, 2007, as more fully disclosed in Note 2.  Significant intercompany accounts and transactions have been eliminated.

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

Per Share Amounts.  SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (38,191,862 and 20,041,855 for the three and six month periods ended June 30, 2007).

2.             Business Acquisitions

On June 28 and 29, 2007, US Gold Corporation (“US Gold”) and the Company completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually, and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of the acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”).  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired

Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of the Company, on the following terms:

•         0.23 of an exchangeable share of the Company for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of the Company for each outstanding common share of Tone; and

•         0.35 of an exchangeable share of the Company for each outstanding common share of White Knight.

With the second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired.  Therefore, the Company own 100% of the Acquired Companies as of June 30, 2007.

The Company believes the acquisition of the Acquired Companies was beneficial because each of them was exploring in the Cortez Trend in Nevada and owned and operated exploration properties that are adjacent to or near US Gold’s Tonkin property, and because the acquisitions resulted in US Gold having a larger land position within the Cortez Trend along with added technical expertise with retained key employees of the Acquired Companies.

In the Tender Offer transactions, the Company issued approximately 38,027,674 exchangeable shares to tendering shareholders, and in the second stage acquisition transactions, issued approximately 4,941,156 additional exchangeable shares, for aggregate of approximately 42,968,830 exchangeable shares of the Company for all of the Acquired Companies.

 The exchangeable shares are exchangeable for US Gold common stock on a one-for-one basis.  Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of US Gold’s common stock reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share of common stock.

The options and warrants of the Acquired Companies exercisable for US Gold’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes option pricing model.

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone	3,587,662	1,069,183

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free average interest rate	5%
Dividend yield	N/A
Volatility factor	102%
Expected life — options	0.25-4 years
Remaining periods to expiration dates — warrants	9-14 months

The acquisitions have been accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees pursuant to SFAS 141 “Business Combinations”.

The measurement of the purchase consideration is based on market prices of US Gold’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.

The preliminary allocation of the purchase price for the shares of Nevada Pacific, Tone and White Knight is summarized in the following table and is subject to further refinement:

	White Knight	Nevada Pacific	Tone	Total
Preliminary purchase price:

Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$115,094,604	$80,440,624	$28,828,049	$224,363,277
Stock options to be exchanged for options of US Gold Corporation	1,144,500	2,252,353	1,069,183	4,466,036

Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	12,365,070	3,587,662	15,952,732
Acquisition costs	2,009,186	1,643,073	578,784	4,231,043
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Net assets acquired:
Cash and cash equivalents	$5,389,982	$208,390	$1,037,971	$6,636,343
Other current assets	156,535	508,960	16,066	681,561
Long - term receivable	482,008	—	—	482,008
Deferred compensation charges	—	283,976	17,030	301,006
Property, plant and equipment, net	61,837	8,511,779	—	8,573,616
Mineral property interests	153,021,926	127,076,604	48,055,025	328,153,555
Reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,540)	(2,068,412)	(138,127)	(2,424,079)
Other liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(1,691,130)	—	(1,834,890)
Deferred income tax liability	(53,242,068)	(44,423,633)	(16,799,150)	(114,464,851)
Minority interest	(462,874)	(904,548)	(100,282)	(1,467,704)
Net identifiable assets	105,267,901	87,514,508	32,118,678	224,901,087
Residual purchase price allocated to goodwill	12,980,389	9,186,612	1,945,000	24,112,001
	$118,248,290	$96,701,120	$34,063,678	$249,013,088

Minority interests have been assigned to the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone and White Knight that the Company did not own until June 28 and 29, 2007.

The purchase consideration for the mining assets exceeded the carrying value of the underlying assets for tax purposes by approximately $212,969,072. This amount has been applied to increase the carrying value of the mineral properties for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $114,464,851 was also applied to increase the carrying value of the mineral properties.

For the purposes of the Company’s financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, with goodwill assigned to specific reporting units, based on management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared. The Company will continue to review information relating to each of the Acquired Companies’ assets and intends to perform further analysis with respect to these assets, including an independent valuation, prior to finalizing the allocation of the purchase price. This process will be performed in accordance with EITF Abstracts, Issue No. 04-3, Mining Assets: Impairment and Business Combinations. Although the results of this review are presently unknown, it is anticipated that it will result in a change to the amount assigned to goodwill and a change to the value attributable to tangible assets.

As previously described, as of June 28 and 29, 2007 the Company acquired the remaining minority interests in each of the 16.5%, 10.6% and 6.3% interests in each of Nevada Pacific, Tone, and White Knight that the Company did not own as of March 31, 2007.  The following table sets out details of the consideration issued in the second stage transactions and the allocation of the cost of acquisition:

	White Knight	Nevada Pacific	Tone	Total
Preliminary purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$8,591,912	$16,240,800	$4,295,086	$29,127,798
Acquisition costs	742,236	606,985	213,815	1,563,036
	$9,334,148	$16,847,785	$4,508,901	$30,690,834

Deferred income tax liability	$(5,016,842)	$(9,055,209)	$(2,423,407)	$(16,495,458)
Acquired mineral property interests	14,350,990	25,902,994	6,932,308	47,186,292
Net identifiable assets	9,334,148	16,847,785	4,508,901	30,690,834
	$9,334,148	$16,847,785	$4,508,901	$30,690,834

3.             Mineral Properties and Retirement Obligations

Effective March 28, 2007 and June 28 and 29, 2007 the Company acquired the Acquired Companies.  The following is a general description of the mineral property of the Target Companies:

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

White Knight controls a large land holding in Nevada, with most of the properties located in the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles: 15 of the properties are located in the Cortez Trend. Four of these properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold Corporation has earned a 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau Resources Ltd. retaining 10%. In the three remaining joint ventures, White Knight holds 100% ownership.

Tone controls substantially all mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada.   Tone’s mineral properties were acquired by Tone from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, excepting the Red Ridge property, portions of which are subject to a royalty of 4% of net smelter returns.

The Company is responsible for reclamation of certain past and future disturbances at its properties.   In connection with the acquisitions of the Acquired Companies, the Company assumed and consolidated the respective asset retirement and reclamation obligations of those companies, as reflected in the table below, and $234,356 in restrictive deposits to secure those obligations as of June 30, 2007.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligation projected for books since January 1, 2007:

Asset retirement and reclamation liability - January 1, 2007	$—
Retirement and reclamation liability of acquisitions	1,834,890
Accretion of liability	36,043
Asset Retirement and reclamation liability - June 30, 2007	$1,870,933

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

On June 12, 2007, US Gold’s board of directors authorized efforts to investigate strategic alternatives, including the possible sales of its assets located in Mexico.  Pursuant to the guidelines in Statement of Financial Accounting Standard (SFAS) 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144 Criteria”), the Company has determined that the potential sale of its Mexico assets was not subject to reclassification as a held-for-sale asset as of  June 30, 2007.

4.             Property and Equipment

At June 30, 2007, property and equipment consisted of the following:

Trucks and trailers	$145,337
Office furniture and equipment	37,863
Building	607,913
Deferred mine costs	6,090,187
Mining equipment	1,686,962
Subtotal	8,568,262
Less: accumulated depreciation	(17,619)
Total	$8,550,643

Depreciation and amortization expense for the six month period ended June 30, 2007 was $17,619.

5.             Income Taxes

Effective January 1, 2007, the Company adoped the provision of  FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position.  The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements.

As of June 30, 2007, the Company completed the acquisition of certain businesses, as more fully described in Note 2. The Company is currently in the process of completing its due diligence and independent valuations of the assets and liabilities assumed, including any potential items giving rise to a liability under FIN 48. Upon completion of the due diligence and valuation exercise the Company will record additional liabilities, if any, as part of its purchase price allocation.

6.             Shareholders’ Equity

As explained in Note 2, effective March 28, 2007, the Company took up and accepted the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares in payment for the tendered shares of the Acquired Companies.  Effective June 28, 2007, the Company completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, completed a compulsory acquisition of White Knight (collectively the “Second Phase Acquisition Transaction”) Under which the Company acquired the remaining shares of each of the Acquired Companies.  Related to the Second Phase Acquisition Transaction, the Company issued 4,941,156 additional exchangeable shares resulting in the issuance of an aggregate 42,968,830 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

The exchangeable shares, by virtue of the redemption and exchange rights attaching to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of US Gold. Through June 30, 2007, 15,007,544 exchangeable shares of the Company had been exchanged for equivalent amount of common stock of US Gold and US Gold acquired that number of shares of the Company through that date.  Therefore, as of June 30, 2007, US Gold holds 35% of the outstanding shares of the Company.

7.             Related Party Transactions

Robert R. McEwen.

In connection with the acquisition of the Acquired Companies, Robert McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies.  Robert McEwen is the Chairman of our Board of Directors and is our Chief Executive Officer.

In connection with the second stage of the acquisition of the Acquired Companies, US Gold assumed the obligations under warrant agreements of those companies.  Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by US Gold on the same basis as the other warrant holders, and are now exercisable to acquire 3,525,000 shares of common stock of US Gold for exercise prices of approximately $0.90 to $2.40 per share and expiring between December 14, 2007 and May 11, 2008.

Ann S. Carpenter.

We issued a total of 2,550 exchangeable shares to Ann Carpenter in connection with the acquisition of the Acquired Companies.  Ms. Carpenter is our President, Chief Operating Officer and a member of our Board of Directors.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at June 30, 2007 and compares it to our financial condition at December 31, 2006.  Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2007.  We had no operations during the six months ended June 30, 2006 and consequently no financial statements are presented for periods then ended. We suggest that you read this discussion in connection with MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in the annual report on Form 10-KSB of US Gold for the year ended December 31, 2006 and our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006.

We were organized in April 2006 to facilitate the acquisition of the Acquired Companies by US Gold.  Specifically, we were organized in an effort to provide more favorable tax treatment to the Canadian shareholders of the Acquired Companies in connection with the anticipated exchange of stock for the common shares of those companies.  Upon expiration of the offers, discussed more fully below, our exchangeable shares were issued to the shareholders of the Acquired Companies and we now own 100% of each of the Acquired Companies.  We are in the exploration stage for accounting purposes, since we have had no revenue from operations.   There is no comparative operating data for the three or six months ended June 30, 2006.

On June 28 and 29, 2007, we and US Gold Corporation (“US Gold”) completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that was originally commenced as tender offers in February 2007.  The first stage of the acquisitions was completed on March 28, 2007, at which time we acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of our exchangeable shares on the following terms:

•         0.23 of an exchangeable share of the Company for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of the Company for each outstanding common share of Tone; and

•         0.35 of an exchangeable share of the Company for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by us were acquired.  Therefore, we own 100% of the Acquired Companies as of June 30, 2007.

Plan of Operation

Our plan of operation for the balance of 2007 is to evaluate data acquired from the Acquired Companies and integrate and initiate exploration at the Acquired Company mineral properties. Our assets at present consist of all the assets acquired with the Acquired Companies, including mineral interests in a number of exploration properties.  A majority of the properties acquired from the Acquired Companies are located in the State of Nevada, in proximity to the Tonkin property owned by US Gold, although we also acquired an interest in other properties, including in the State of Utah and in Mexico.  Our goal is to focus exploration in Nevada, primarily on the Cortez trend, and ultimately, become a producer of gold and other precious metals.  A budget for our 2007 exploration program is still being developed by the Company.

We have only obtained access to the books and records of the Acquired Companies following completion of the tender offers.  As a result, we will require time to evaluate the properties of those companies and decide whether and when to commence exploration efforts.  Certain of the properties acquired from the Acquired Companies are in close proximity to the Tonkin property in which US Gold has an interest, so it may be easier to evaluate those properties based on the experience of US Gold in the region.  In any event, we expect that our efforts in the foreseeable future will be geared toward integrating the personnel, operations and data of the Acquired Companies and understanding and evaluating the properties of the Acquired Companies.   Priority exploration drilling targets on the acquired properties include Gold Pick, located South of the Tonkin property, and the Resurrection Ridge target on the Limousine Butte property located on the Carlin Trend.

We expect to devote substantial efforts during 2007 to the integration of these acquisitions. This process will involve significant executive time, considerable expenditures related to professional fees and other related costs.

Liquidity and Capital Resources

We rely upon US Gold for all of our liquidity and capital resource needs.

As of June 30, 2007, we had a working capital of $4,675,176 comprised of current assets of $7,762,059 and current liabilities of $3,086,883.   We expect that the liquidity and capital of US Gold will be sufficient to allow us to continue operations for the remainder of the year, although we and US Gold will likely require additional resources after that time to continue our exploration program.

Net cash used in operations is ($4,388,228) for the six months ended June 30, 2007.  Cash paid to suppliers, consultants and employees is $4,432,014 during the 2007 period reflecting payments of fees and expenses in connection with the acquisitions and assumption of responsibilities for management and operations of the Acquired Companies as well as exploration.

Cash provided by investing activities was $2,469,101 for the first half of 2007 primarily reflecting cash acquired in the acquisitions, exercise of stock options and acquisition costs paid for mineral property interests

Results of Operations

Six month period ended June 30, 2007

For the six months ended June 30, 2007, we recorded a net loss of $(3,067,100), or $(0.15) per share, generally reflecting costs related to the acquisitions, property holding expenses, and exploration expense.   Property holding costs totaled approximately $1.0 million while exploration costs were approximately $1.8 million.

We have incurred significant fees and expenses in connection with the acquisitions of the Acquired Companies with $6.8 million expensed during the year ended December 31, 2006, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future.  For the six months ended June 30, we have incurred or accrued approximately $6.2 million of such costs of which approximately $451 thousand were expensed prior to the acquisitions being deemed probable, and $5.8 million capitalized in the costs of the acquisitions.

Three month period ended June 30, 2007

For the three months ended June 30, 2007, we recorded a net loss of $(2,615,867), or $(0.07) per share.  The net loss was primarily the result of property holding costs and exploration.

Forward-Looking Statements

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•              statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•              statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•      The success of our ongoing exploration program.

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

•                  Our ability to identify, finance and integrate other acquisitions; and

•                  Volatility of our stock price.

We  undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, and commodity price fluctuations. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Foreign Currency Risk

While we transact most of our business in US dollars, some expenses, purchases of labor, operating supplies and capital assets are denominated in Canadian dollars or Mexican pesos. As a result, currency exchange fluctuations may impact the costs incurred in our operations. The appreciation of non-US dollar currencies against the US dollar increases costs and the cost of capital assets in US dollar terms at our properties located outside the US, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases production costs and capital asset purchases in US dollar terms.

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

Item 4. CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

/s/ Robert R. McEwen
Dated: August 8, 2007	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: August 8, 2007	By William F. Pass, Vice President and
Chief Financial Officer

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.