Form 10-Q
period 2007-09-30
US GOLD CANADIAN ACQUISITION CORP
filed 2007-11-14
CIK 1360405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2007, 2 shares of common stock, and 42,968,830 exchangeable shares were outstanding.

US GOLD CANADIAN ACQUISITION CORPORATION

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$813,302	$1
Other current assets	1,861,008	—
Total current assets	2,674,310	1

Property and equipment, net	4,151,505	—
Capitalized asset - asset retirement cost	1,268,932	—
Mineral property interests	236,974,753	—
Restrictive time deposits for reclamation bonding	225,414	—
Goodwill	114,865,763	—
Other assets	356,127	—
TOTAL ASSETS	$360,516,804	$1

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$349,176	$—
Intercompany - US Gold	12,241,064	6,833,845
Total current liabilities	12,590,240	6,833,845

Asset retirement obligation	1,892,005	—
Deferred income tax liability	82,912,765	—
Other liabilities	148,700	—
Total liabilities	97,543,710	6,833,845

Shareholders’ equity (deficit):
Common stock, no par value, 2 shares authorized, issued and outstanding as of September 30, 2007 and 1 share authorized, issued and outstanding as of December 31, 2006	7	1
Exchangeable stock, no par value, unlimited shares authorized, 42,968,830 shares issued and outstanding as of September 30, 2007, none issued and outstanding as of December 31, 2006 and additional paid-in-capital	259,120,057	—
Warrants outstanding	15,952,732	—
Accumulated (deficit)	(12,251,217)	(6,833,845)
Accumulated other comprehensive income	151,515	—
Total shareholders’ equity (deficit)	262,973,094	(6,833,844)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$360,516,804	$1

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	293,639	536,760
Acquisition costs	—	414,161
Property holding costs	657,958	1,695,655
Exploration costs	1,823,747	3,604,120
Accretion of asset retirement obligation	32,272	68,315
Depreciation	17,787	35,406
Total costs and expenses	2,825,403	6,354,417

Operating (loss)	(2,825,403)	(6,354,417)

OTHER INCOME (EXPENSES):
Interest income	42,537	86,323
Interest expense	(79,312)	(79,312)
Foreign currency gain	527,396	557,504
Loss on sale of other asset	(15,490)	(15,490)
Total other income	475,131	549,025

Loss before income taxes	(2,350,272)	(5,805,392)
Provision for income taxes	—	—
Loss before minority intersets	(2,350,272)	(5,805,392)

Minority interests share of loss	—	388,020
Net loss	$(2,350,272)	$(5,417,372)
Other comprehensive income:
Unrealized gain on available-for-sale securities	151,515	151,515
Comprehensive loss	$(2,198,757)	$(5,265,857)

Basic and diluted per share data:
Net loss - basic and diluted	$(0.05)	$(0.20)

Weighted average shares - basic and diluted	42,968,830	27,344,636

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2007

(In U.S. Dollars)

Cash flows from operating activities:
Cash paid to suppliers and employees	$(7,487,358)
Interest received	86,323
Income taxes paid	—
Cash used in operating activities	(7,401,035)

Cash flows from investing activities:
Capital expenditures	(38,609)
Loss on disposal of asset	15,490
Increase to restricted investments securing reclamation	114,269
Cash from acquisitions	6,121,675
Decrease in other assets	37,080
Acquisition costs paid for mineral property interests	(5,095,400)
Cash provided by investing activities	1,154,505

Cash flows from financing activities:
Advances from US Gold	5,407,219
Exercise of stock options	1,084,196
Common stock purchased by US Gold	6
Cash provided by financing activities	6,491,421
Effect of exchange rate change on cash	568,410
Increase in cash and cash equivalents	813,301

Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$813,302

Reconciliation of net (loss) to cash used in operating activities:

Net loss	$(5,417,372)
Adjustments to reconcile net loss from operating activities:
Stock option expense	252,049
Accretion of asset retirement obligation	68,315
Minority interest	(388,020)
Depreciation	35,406
Changes in non-cash working capital items:
Decrease in other assets related to operations	(437,441)
Increase in liabilities related to operations	(1,513,972)
Cash used in operating activities	$(7,401,035)

The accompanying notes are an integral part of these consolidated financial statements.

 US GOLD CANADIAN ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

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

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheets as of September 30, 2007 (unaudited) and December 31, 2006, the condensed consolidated unaudited statements of operations and comprehensive loss for the three and nine months ended September 30, 2007, and the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements except for the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which in accordance with the transitional provisions was adopted on January 1, 2007 (see Note 5). However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its subsidiaries and the accounts of three exploration companies acquired effective March 28, 2007 and June 28 and 29, 2007, as more fully disclosed in Note 2. Significant inter-company accounts and transactions have been eliminated.

Cash Balances:  Cash balances in excess of immediate requirements are generally invested in money market accounts with banks. None of these funds are invested in asset backed securities.

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (42,968,830 and 27,344,636 for the three and nine month periods ended September 30, 2007). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and have been computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents. The Company had no common stock equivalents outstanding during the periods ended September 30, 2007, although exchangeable shares could be issued under the terms of certain warrants acquired with the Acquired Companies.

2.             Business Acquisitions

On June 28 and 29, 2007, the Company and US Gold completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources

Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually, an “Acquired Company”  and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of the acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”). The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations. The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of the Company, on the following terms:

•                  0.23 of an exchangeable share of the Company for each outstanding common share of Nevada Pacific;

•                  0.26 of an exchangeable share of the Company for each outstanding common share of Tone; and

•                  0.35 of an exchangeable share of the Company for each outstanding common share of White Knight.

With the second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired. Therefore, the Company and US Gold owned 100% of the Acquired Companies as of September 30, 2007.

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

In the Tender Offer transactions, the Company issued approximately 38,027,674 exchangeable shares to tendering shareholders, and in the second stage acquisition transactions, issued approximately 4,941,156 additional exchangeable shares, for aggregate of approximately 42,968,830 exchangeable shares for all of the Acquired Companies. The total issuance was comprised of 16,386,682 exchangeable shares for Nevada Pacific, 5,618,332 exchangeable shares for Tone and 20,963,816 exchangeable shares for White Knight.

The exchangeable shares are exchangeable for US Gold’s common stock on a one-for-one basis. Optionholders and warrantholders of the Acquired Companies have received replacement options or warrants entitling the holders to receive, upon exercise, shares of US Gold’s common stock in the case of options, and exchangeable shares of the Company for warrants, each reflecting the same share exchange ratio as that of the Tender Offer transactions with appropriate adjustment of the exercise price per share.

The options and warrants of the Acquired Companies exercisable for the Company’s and US Gold’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes option pricing model is illustrated below. Exchangeable shares of the Company reserved for warrants were 2,921,000 for Nevada Pacific and 704,600 for Tone. Shares of US Gold reserved for options were 859,050 for Nevada Pacific, 249,666 for Tone, and 656,250 for White Knight.

	Warrants	Stock Options
Nevada Pacific	$12,365,070	$2,252,353
Tone	3,587,662	1,069,183
White Knight	—	1,144,500

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

Risk-free average interest rate	5%
Dividend yield	N/A
Volatility factor	102%
Expected life – options	0.25-4 years
Remaining periods to expiration dates – warrants	9-14 months

The acquisitions have been accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees. The measurement of the purchase consideration was based on the market prices of US Gold’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share. The total purchase price, including transaction costs and the fair values of the options and warrants, amounted to $279,248,857.

The allocation of the purchase price is summarized in the following table and is subject to further refinement:

Total
Purchase price:
Exchangeable shares of the Company issued on acquisition	$253,516,085
Stock options to be exchanged for options to purchase US Gold common stock	4,466,036
Share purchase warrants to be exchanged for warrants of the Company	15,952,732
Acquisition costs	5,314,004
$279,248,857
Net assets acquired:
Cash and cash equivalents	$6,636,343
Other current assets	681,561
Joint venture receivable	541,456
Long - term receivable	482,008
Deferred compensation charges	301,006
Property, plant and equipment, net	4,192,266
Asset retirement obligation assets	1,268,932
Acquired mineral property interests	236,974,753
Reclamation bonds	339,683
Accounts payable and accrued liabilities	(1,872,141)
Other liabilities	(415,119)
Asset retirement obligation	(1,834,889)
Deferred income tax liability	(82,912,765)
Net identifiable assets	164,383,094
Residual purchase price allocated to goodwill	114,865,763
$279,248,857

The purchase consideration for the mining assets and property, plant and equipment exceeded the carrying value of the underlying assets for tax purposes by approximately $233,530,724. This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes. However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value. The resulting estimated future income tax liability associated with this temporary difference of approximately $82,912,765 was applied to goodwill.

For purposes of the Company’s  financial statements, the purchase consideration has been allocated on a preliminary basis to the fair value of assets acquired and liabilities assumed, with goodwill assigned to specific reporting units, based on management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared. The Company will continue to review information relating to each of the Acquired Companies’ assets and intends to perform further analysis with respect to these assets, including an independent valuation, prior to finalizing the allocation of the purchase price. This process will be performed in accordance with EITF Abstracts, Issue No. 04-3, Mining Assets: Impairment and Business Combinations. Although the results of this review are presently unknown, it is anticipated that it will result in a change to the amount assigned to goodwill and a change to the value attributable to tangible assets.

SFAS 141 “Business Combinations” require supplemental information on a pro forma basis to disclose the results of operations for the interim periods as though the business combination had been completed as of the beginning of the periods being reported on.

The following table sets forth on a pro forma basis, the results of operations for the Company, had the acquisition of the Acquired Companies been completed on January 1, 2007:

	US Gold Canadian Acquisition	White Knight Resources	Nevada Pacific	Tone Resources
Nine months ended September 30, 2007	Corp.	Ltd.	Gold Ltd.	Limited (a)	Combined

Revanue	$—	$—	$—	$—	$—
Loss before minority interests for the period	(5,805,392)	(4,354,156)	(2,435,298)	(185,120)	(12,779,966)
Net loss for the period	(5,417,372)	(4,354,156)	(2,435,298)	(185,120)	(12,391,946)
Loss per share					$(0.45)

(a) Reflects Tone’s results for the nine month period ended August 31, 2006

3.             Mineral Properties and Asset Retirement Obligations

The following is a general description of the mineral properties of the Acquired Companies:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: Cortez and the Carlin Trend.

White Knight controls land holdings in Nevada, with most of the properties located on the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles with 15 of the properties located on the Cortez Trend. Three of the White Knight properties are joint ventured to various companies subject to earn-in agreements. Barrick Gold Corporation has earned a 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30%, and Chapleau Resources Ltd. retaining 10%. In the two remaining joint ventures, White Knight holds 100% ownership subject to earn-in rights of the other participant.

Tone controls substantially all the mineral interests in seven properties totaling approximately 7 square miles, and located in Elko, Eureka, Lander, and Pershing counties in Nevada. Tone’s mineral properties were acquired by Tone from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, except the Red Ridge property, and certain of the properties are also subject to a royalty of 4% of net smelter returns. In addition, up to a maximum of two of the Tone mineral properties are subject to earn-in rights by Teck Cominco American Inc. (“Teck”) pursuant to a 2004 agreement. Teck generally has the right to acquire a 50% joint venture interest in selected properties by spending approximately $2.84 million on each after Tone has first spent an aggregate of $.94 million on each property, or up to 70% joint venture interest upon other elections by Teck and performance of other obligations. Tone has not reached the initial approximate $.94 million expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties.

The Company is responsible for reclamation of certain past and future disturbances at its properties. In connection with the acquisitions of the Acquired Companies, the Company assumed and consolidated the respective asset retirement obligations and reclamation of those companies, as reflected in the table below, as well as related restrictive deposits to secure those obligations. The Company maintains required bonding for all of its properties and at September 30, 2007 has cash bonding in place of $225,414.

Related to its obligations, the Company follows SFAS 143 “Accounting for Asset Retirement Obligations.” The following is a reconciliation of the aggregate of asset retirement obligations for the nine months ended September 30, 2007:

Asset retirement obligation-January 1, 2007	$—
Asset retirement obligation acquired	1,834,889
Settlements (final reclamation performed)	(11,199)
Accretion of liability	68,315
Asset retirement and reclamation liability-September 30, 2007	$1,892,005

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with production from the various mineral properties, if any. There was no projected adjustment during 2007 for amortization expense of capitalized asset retirement cost required under SFAS 143 since none of these properties were in operation. Actual asset retirement and reclamation, generally, will be commenced upon the completion of operations at the properties.

On June 12, 2007, US Gold’s board of directors authorized efforts to investigate strategic alternatives for our Mexican properties, including the possible sale of some or all of the assets located in Mexico.

4.             Property and Equipment

At September 30, 2007, property and equipment consisted of the following:

Trucks and trailers	$163,736
Office furniture and equipment	36,075
Building	808,100
Mining equipment	3,179,000
Subtotal	4,186,911
Less: accumulated depreciation	(35,406)
Total	$4,151,505

5.             Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, among other items. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the Company did not have any unrecognized tax benefits. The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company’s accumulated deficit. As a result of the acquisition of the Acquired Companies, the Company recognized a $517,000 liability plus $660,000 of accrued interest and penalties which relate to the Mexican properties which was accounted for as a part of the purchase price allocation.

Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits. For the nine-month period ended September 30, 2007, the Company accrued for total interest related to income tax liability of $77,000. The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at September 30, 2007 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation. In the nine-month period ending September 30, 2007, there was no increase in the balance of unrecognized tax benefits of $517,000. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.

The Company has determined the classification of the unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as non-current liabilities according to the requirements of FIN 48. The basis for this assessment is that the unrecognized tax benefits do not become statute barred within the next twelve months. In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits. As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

The Company or its subsidiaries file income tax returns in Canada, the United States, and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities provided the tax years remain open to audit under the relevant statute of limitations. The following summarizes the open tax years by major jurisdiction:

United States: 2003 to 2006

Canada: 2000 to 2006

Mexico: 2002 to 2006

In the course of the Company’s due diligence of the acquired Mexican properties owned by Nevada Pacific, the Company identified a potential total tax liability of $1,177,000 with respect to certain open tax positions of which approximately $660,000 related to potential interest. Nevada Pacific recognized the $1,177,000 tax liability as part of the Company’s preliminary purchase allocation, which is still subject to further refinement.

6.             Shareholders’ Equity

As explained in Note 2, effective March 28, 2007, the Company took up and paid for the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares for a majority of each of the Acquired Companies. Effective June 28, 2007, the Company and US Gold completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, completed a compulsory acquisition of White Knight (collectively the “Second Phase Acquisition Transactions”) under which the Company acquired the remaining shares of each of the Acquired Companies. Related to the Second Phase Acquisition Transactions, the Company issued 4,941,156 additional exchangeable shares, resulting in the issuance of an aggregate 42,968,830 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of US Gold. The voting rights associated with the exchangeable shares are exercised by a trustee for US Gold as the owner of the one outstanding share of Series A Special Voting Preferred Stock (“Special Voting Share”) pursuant to the provisions of a Voting and Exchange Trust Agreement. The Special Voting Share of US Gold entitles the trustee to an aggregate number of votes equal to the number of exchangeable shares of the Company issued and outstanding from time to time and which are not owned by US Gold or its subsidiaries.   Except as otherwise provided by law, the holder of the Special Voting Share and the holders of US Gold’s common stock vote together as one class on all matters submitted to a vote of shareholders. The holder of the Special Voting Share has no special voting rights, and its consent shall not be required, except to the extent it is entitled to vote with the holders of shares of US Gold common stock for taking any corporate action.

Through September 30, 2007, approximately 19,657,853 exchangeable shares of the Company had been exchanged for an equivalent amount of common stock of  US Gold and US Gold and its subsidiaries acquired that number of shares of the Company through that date. Therefore, as of September 30, 2007, US Gold holds 46% of the outstanding shares of the Company.

Unrealized gains and losses on the Company’s available-for-sale securities have been reported as a net amount in a separate component of shareholders’ equity and is included in other comprehensive loss on the consolidated statements of operations and comprehensive loss.

7.             Related Party Transactions

Robert R. McEwen.

In connection with the acquisition of the Acquired Companies, Robert McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies. Robert McEwen is the Chairman of our Board of Directors and  our Chief Executive Officer and holds similar positions with US Gold.

In connection with the second stage of the acquisition of the Aquired Companies, the Company assumed the obligations under warrant agreements of those companies. Warrants held by Mr. McEwen were assumed by the Company on the same basis as warrants owned by other holders, and are now exercisable to acquire 3,525,000 exchangeable shares of the Company at exercise prices ranging from approximately $0.91 to $2.05 per share and expiring between December 14, 2007 and May 11, 2008.

Ann S. Carpenter.

In connection with the acquisition of the Acquired Companies, Ann Carpenter tendered all of her Shares in the Acquired Companies and received 2,550 exchangeable shares on the same basis as the other shareholders of the Acquired Companies. Ms. Carpenter is our President, Chief Operating Officer and a member of our Board of Directors and holds similar positions with US Gold.

US Gold

The intercompany payable due to US Gold of $12,241,064 as of September 30, 2007 is an unsecured, non-interest bearing payable which is due on demand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion updates our plan of operation for the foreseeable future. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2007. We had no operations during the three and nine months ended September 30, 2006, and consequently no financial statements are presented for those periods. We suggest that you read this discussion in connection with the MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION contained in our annual report on Form 10-K for the year ended December 31, 2006.

We were organized in April 2006 to facilitate the acquisition of the Acquired Companies by US Gold Corporation (“US Gold”). Specifically, we were organized in an effort to provide more favorable tax treatment to the Canadian shareholders of the Acquired Companies in connection with the anticipated exchange of stock for the common shares of those companies. Upon expiration of the offers, discussed more fully below, our exchangeable shares were issued to the shareholders of the Acquired Companies and we now own 100%

of each of the Acquired Companies. We are in the exploration stage for accounting purposes, since we have had no revenue from operations. There is no comparative operating data for the three or nine months ended September 30, 2006.

As of June 29, 2007, the Company and US Gold completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually, an “Acquired Company” and collectively the “Acquired Companies”. The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007. The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations. The Acquired Companies were acquired in exchange for the issuance of our exchangeable shares on the following terms:

•         0.23 of an exchangeable share of the Company for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share of the Company for each outstanding common share of Tone; and

•         0.35 of an exchangeable share of the Company for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by us were acquired. Therefore, we own 100% of the Acquired Companies as of September 30, 2007.

Plan of Operation

Our plan of operation for the balance of 2007 is to continue an exploration and evaluation program at the properties of the Acquired Companies. Priority exploration drilling targets have been identified on the Keystone and Gold Bar properties, on the Cortez Trend, and the Limo property on the Carlin Trend. Additional targets are being developed through the ongoing exploration process. Also during the remainder of 2007, the Company will develop its exploration program for 2008 based in part on the results of the 2007 exploration programs.

We have incurred significant fees and expenses in connection with the acquisitions of the Acquired Companies, including investment banking, legal and accounting fees, with $6.8 million expensed during the year ended December 31, 2006. For the 2007 period and through September 30, we have incurred or accrued approximately $5.7 million of such costs of which $.4 million were expensed prior to the acquisitions being deemed probable, and $5.3 million capitalized in the costs of the acquisitions.

Liquidity and Capital Resources

We rely upon US Gold for all of our liquidity and capital resource needs. Other than advances from US Gold, our only source of capital at present is cash on hand and possible exercise of warrants since we have no revenue.  Our capital needs include funds for continued exploration of the Acquired Company’s properties, as well as holding costs and general and administrative expenses.  Assuming that US Gold’s ongoing operations and exploration activity are consistent with activity experienced by them in third quarter of 2007, and their related cash used in operations, be believe that US Gold’s cash on hand is adequate to fund ongoing operations, including the Company’s, through 2008.  US Gold anticipates requiring additional capital funding in order to continue its plan of operations in 2009. US Gold is currently evaluating strategic alternatives in order to meet its funding requirements.

As of September 30, 2007, we had negative working capital of $9,915,930 comprised of current assets of $2,674,310 and current liabilities of $12,590,240. The current liabilities include $12,241,064 due to US Gold. During this period the Company recorded a foreign currency gain of $.6 million mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

Net cash used in operations is $7,401,035 for the nine months ended September 30, 2007. Cash paid to suppliers and employees was $7,487,358 during the 2007 period reflecting payments of fees and expenses incurred in connection with the acquisitions and assumption of responsibilities for management and operations of the Acquired Companies as well as exploration.

Cash provided by investing activities for the nine months ended September 30, 2007 was $1,154,505, primarily reflecting cash acquired in the acquisitions, exercise of stock options, and acquisition costs paid for mineral property interests.

Cash provided by financing activities was $6,491,420 for the nine months ended September 31, 2007 reflecting advances from US Gold and exercise of stock options.

Results of Operations

Nine month period ended September 30, 2007

For the nine months ended September 30, 2007, we recorded a loss of $5,417,372, or $(0.20) per share, generally reflecting costs related to the acquisitions, property holding expenses, and exploration expenses. Property holding costs totaled approximately $1.7 million while exploration costs were approximately $3.6 million. During the 2007 period the Company recorded a foreign currency gain of $557,504 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

We have incurred significant fees and expenses in connection with the acquisitions of the Acquired Companies with $6.8 million expensed during the year ended December 31, 2006, including investment banking, legal and accounting fees, and expect to incur additional fees and expenses in the future. For the nine months ended September 30, 2007, we have incurred or accrued approximately $5.7 million of such costs of which approximately $.4 million were expensed prior to the acquisitions being deemed probable, and $5.3 million capitalized in the costs of the acquisitions.

Three month period ended September 30, 2007

For the three months ended September 30, 2007, we recorded a loss of $2,350,272, or $(0.05) per share. The net loss was primarily the result of property holding costs and exploration expense in the 2007 period. During this period, we recorded a foreign currency gain of $527,396 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on the net monetary assets that are denominated in Canadian dollars.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

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

•                              Our costs of exploration and production; if any

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

Item 4. CONTROLS AND PROCEDURES

 (a)          We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

 (b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

/s/ Robert R. McEwen
Dated: November 14, 2007	By Robert R. McEwen, Chairman of the Board
and Chief Executive Officer

/s/ William F. Pass
Dated: November 14, 2007	By William F. Pass, Vice President and
Chief Financial Officer

Item 6.  Exhibits

The following exhibits are filed with this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass.