Form 10-K
period 2007-12-31
US GOLD CANADIAN ACQUISITION CORP
filed 2008-03-28
CIK 1360405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-133725-01

US GOLD CANADIAN ACQUISITION CORPORATION

(Name of registrant as specified in its charter)

Alberta, Canada	42-1701924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 South Union Blvd., Suite 565, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (303) 238-1438

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

As of June 29, 2007 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was Cdn $123,128,000.  As of March 27, 2008, the registrant had outstanding 1 share of common stock and 45,265,307 exchangeable shares, of which 32,885,307 were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete.  Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits.  Please see the Exhibit Index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.                  BUSINESS

History and Organization

US Gold Canadian Acquisition Corporation (“Canadian Exchange Co.,” “we,” “us,” or the “Company”) was organized under the laws of the Province of Alberta, Canada on April 18, 2006 by its parent, US Gold Corporation (“US Gold”).  The Company was formed for the purpose of facilitating the proposed acquisition of certain Canadian companies which had mineral exploration properties adjacent and in proximity to properties owned by US Gold.  Those acquisitions were completed in 2007.  For a more detailed description of these acquisitions, see “Developments During 2007 — Acquisitions.”

We are in the business of acquiring, exploring and developing mineral properties in the United States, emphasizing the State of Nevada and in Mexico.  We presently hold interests in numerous properties in the State of Nevada and one property in Utah, as well as properties in the Country of Mexico.  We are currently in the exploration stage and have never generated revenue from operations.  Our objective is to increase the value of our shares through the exploration, development and extraction of gold, silver and other valuable minerals.  We generally conduct our business on a 100% basis, but may enter into arrangements with other companies through joint venture or similar agreements in an effort to achieve our objectives.  We own our mineral interests and property and operate our business through various subsidiary companies, each of which is owned entirely, directly or indirectly, by us.  All references to Canadian Exchange Co. in this report include our subsidiaries as the circumstances require.

Our principal executive offices are located at 165 South Union, Suite 565, Lakewood, Colorado, 80228 and our telephone number is (303) 238-1438.  We do not maintain a website separate from that of our parent, US Gold.  Our exchangeable shares were initially issued to the public in March 2007 in connection with the tender offers for the shares of the Canadian exploration companies.  Commencing April 16, 2007, our exchangeable shares were listed on the Toronto Stock Exchange (TSX), under the symbol “UXE.”

As used in this report, opt represents ounces per ton, gpt represents grams per tonne, ft. represents feet, m represents meters, km represents kilometer and sq. represents square.

Developments During 2007

In June 2007, we completed three simultaneous acquisitions.  These acquisitions transformed Canadian Exchange Co. into one of the Cortez Trend’s larger land holders, with interests in over 124 square miles.  We now control a total of 215 square miles in Nevada.  We also acquired a large prospective land position in Mexico with approximately 1,379 square miles of mineral rights, including a former producing mine.  This mine is presently held on a care and maintenance basis.

Following completion of these acquisitions, we and US Gold commenced an exploration program incorporating what we perceived to be high priority targets acquired from the three Canadian companies.  We completed a total of approximately 84,315 feet in exploration drilling during 2007, all in Nevada.  In addition to drilling, we pursued geologic mapping, sampling, and geophysical surveys on the high priority properties.

Acquisitions.  On June 28 and 29, 2007, we and US Gold completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited

(“Tone”) and White Knight Resources Ltd. (“White Knight”), which we refer to individually as an “Acquired Company” and collectively as the “Acquired Companies.”  The transactions completed on June 28 and 29, 2007 represent the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”).  The first stage of the acquisitions was completed on March 28, 2007, at which time we acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of our exchangeable shares on the following terms:

•         0.23 of an exchangeable share for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share for each outstanding common share of Tone, and

•         0.35 of an exchangeable share for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by us were acquired.  Therefore, as of June 29, 2007, we and US Gold own 100% of the Acquired Companies.

In connection with these acquisitions, we issued approximately 42,615,227 exchangeable shares for the Acquired Companies.  The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of US Gold’s common stock.  The exchangeable shares are exchangeable for shares of common stock of US Gold on a one-for-one basis.  Through December 31, 2007, approximately 50% of the exchangeable shares originally issued in connection with the acquisitions had been converted into an equivalent amount of US Gold’s common stock.

Nevada Pacific’s property portfolio in Nevada consists of exploration stage properties with over 80 square miles of mineral rights (expanded to approximately 90 sq. miles by end of 2007), including portions of the Cortez and Carlin Trends and a single mineral property in Utah.  Its Mexican exploration portfolio covers approximately 1,379 square miles of mineral rights in Mexico, including the Magistral Gold Mine in Sinaloa state, Mexico.  The Magistral Mine, a former producing property, has not been in production since 2005 and as of March 8, 2008, is held on care and maintenance basis.

White Knight has been exploring for Carlin-type gold deposits in Nevada since 1993 and has participated in option and joint venture agreements on its properties.  It holds interests in 19 properties in Nevada that encompass approximately 115 square miles.

Tone controls interests in eight properties in Elko, Eureka, Lander and Pershing counties in Nevada that encompass approximately 14.6 sq. miles.  The properties are subject to various royalty interests.  In addition, up to a maximum of two of the Tone mineral properties are subject to earn-in rights by Teck Cominco American Inc. (“Teck”), pursuant to a 2004 agreement.  Teck generally has the right to acquire a 50% joint venture interest in selected properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $.94 million on each property or they may acquire up to a 70% joint venture interest upon other elections by Teck and performance of other obligations.  Tone has not reached the initial approximate $.94 million expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties.  See “ITEM 2. PROPERTIES” for a more detailed explanation of these properties.

Exploration Overview.  With the acquisitions completed, we now have a US land position of approximately 216 square miles.  Three top priority exploration areas have been identified subsequent to the acquisitions and are designated the Tonkin, Gold Bar and Limo Complexes.  The 2007 exploration drilling program was developed to test targets in these areas of priority.  For 2007, company-wide exploration drilling totaled 84,313 ft., all of which was in Nevada.  During 2007, the Company incurred total exploration expenses of approximately $5.1 million, including drilling and assay costs, geophysical and geophysical studies and costs of employees and consultants.  From our exploration program in 2007, we have increased our geologic knowledge of the high priority target areas, including in some cases, reinterpretation of regional geology.  We have confirmed that we have favorable lower plate host rocks in some areas on our properties (which are a good host rock for gold deposition), identified a number of mineralizing structures and added information expected to result in expansion of known gold mineralization.

In 2008, we will evaluate the 2007 results and will be aggressively exploring key projects in Nevada.  In addition, we plan to undertake exploration, including drilling, at our Magistral Mine in Mexico and possibly on our prospective Mexican mineral concessions outside the Magistral area.

The 2007 exploration program, property holding and general and administrative costs, as well as the costs of acquisitions, were generally funded by US Gold as well as cash acquired in the acquisitions.    See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Competitive Business Conditions

We compete with many companies in the mining business, including large, established mining companies with substantial capabilities, personnel and financial resources.  There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, as well as in Mexico and other areas where we may conduct exploration activities.  We may be at a competitive disadvantage in acquiring mineral properties, since we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.  From time to time, specific properties or areas which would otherwise be attractive to us for exploration or acquisition, are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such properties.  Many competitors not only explore for and mine precious metals, but conduct refining and marketing operations on a world-wide basis.  Such competition may result not only in our company being unable to acquire desired properties, but also to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties.  Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

General Government Regulations

United States.  Mining in the States of Nevada and Utah are subject to federal, state and local law.  Three types of laws are of particular importance to our United States located mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions.  Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations.  Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered.  We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations.  Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage.  If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time.  See ITEM 2, “PROPERTIES - Environmental and Governmental Regulations,” for additional information on government regulation affecting our business.

Mexico.  Exploration and development of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and development (exploitation) concessions.  Exploration concessions are granted by the Mexican government for a period of six years from the date of their recording in the Public Registry of Mining and are not renewable.  Holders of exploration concessions may, prior to the expiration of such concessions, apply for one or more development concessions covering all or part of the area covered by an exploration concession.

Environmental law in Mexico provides for general environmental policies, with specific requirements set forth under regulations of the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

The primary laws and regulations governing environmental protection for mining in Mexico are found in the General Law, the Ecological Technical Standards and also in the air, water and hazardous waste regulations, among others.  In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage.  Generally, these permits are issued on a timely basis after the completion of an application by a concession holder.  We believe we are currently in full compliance with the General Law and its regulations in relation to our mineral property interests in Mexico.

Employees

As of March 27, 2008, we had 24 employees, all located in Mexico.  US Gold supports the Company and all of its other activities with its employees.  None of our employees are covered by labor contracts and the Company believes we have good relations with our employees.  We also engage independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines.

ITEM 1A.                                            RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

The feasibility of mining any of our properties has not been established, meaning that we have not completed exploration or other work necessary to determine if it is commercially feasible to develop any property.  We are currently an exploration stage company.  We have no proven or probable reserves on our properties.  A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.  We have not carried out any feasibility study with regard to all or a portion of our properties.  As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our properties.

We have incurred substantial losses since our inception in 2006 and may never be profitable.  Since our inception in 2006, we have not been profitable.  As of December 31, 2007, our accumulated deficit was approximately $14.5 million.  To become profitable, we must identify additional mineralization and establish reserves at our mining properties, and then either develop our properties or locate and enter into agreements with third party operators.  It could be years before we receive any revenues from gold production, if ever.  We may suffer significant additional losses in the future and may never be profitable.  We do not expect to receive revenue from operations in the foreseeable future, if at all.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require significant additional capital to continue our exploration activities and, if warranted, to develop mining operations.  Substantial expenditures will be required to determine if proven and probable reserves exist at any of our properties, to develop metallurgical processes to extract metal or develop the mining and processing facilities and infrastructure at our existing or any of our newly-acquired properties or mine sites.  We will be required to expend significant amounts for geological and geochemical analysis, assaying and, if warranted, feasibility studies with regard to the results of our exploration.  We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.  If we are successful in identifying reserves, we will require significant additional capital to construct a mill and other facilities necessary to extract those reserves.  Our ability to obtain necessary funding, either directly or through US Gold, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold.  We or US Gold may not be successful in obtaining the required financing for these or other purposes on terms that are favorable to us or at all, in which case, our ability to continue operating would be adversely affected.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and the possible partial or total loss of our potential interest in certain properties.

We may have overpaid for the shares of the Acquired Companies.  The price that we paid for the Acquired Companies was based in part on the perceived benefits of those acquisitions.  However, there is no assurance that the acquisition of the Acquired Companies will result in any or all of the benefits that we envision.  In the event that one or more of the acquisitions does not prove to be beneficial to us, the market price of our shares may decline.

Fluctuating gold prices could negatively impact our business plan.  The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold.  The price of gold may also have a significant influence on the market price of our shares.  If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks and the political and economic conditions of major gold producing countries throughout the world.  During the last five years, the average annual market price of gold has ranged between $364 per ounce and $696 per ounce, as shown in the table below:

Average Annual Market Price of Gold (per oz.)

2003	2004	2005	2006	2007
$364	$406	$445	$604	$696

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

Our continuing reclamation obligations at properties could require significant additional expenditures.  We are responsible for the reclamation obligations related to disturbances located on all of our properties.  We or US Gold maintain surety bonding as required for operations in the United States. No surety bonding is required for reclamation in Mexico.  There is a risk that any cash bond, even if augmented upon update of the reclamation obligations, could be inadequate to cover the costs of reclamation which could subject us to additional costs for the actual reclamation obligations.  The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital.  There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities.

Title to mineral properties can be uncertain  and we are at risk of loss of ownership of one or more of our properties.  Our ability to explore and operate our properties depends on the validity of title to that property.  The mineral properties making up our United States properties consist of leases of unpatented mining claims and unpatented mining claims.  Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky.  These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from descriptions of record.  Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.  We have not obtained a title opinion on any of our properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective.  There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Pursuant to applicable rules of the SEC, our duty to file reports with that agency will be suspended following the filing of this report, meaning that it may be more difficult for investors to obtain up-to-date information about our operations and financial condition.  Due to the limited number of our security holders of record at January 2, 2008, applicable rules of the SEC allow us to suspend filing reports for the remainder of this year and unless and until our security holders of record exceed 300 at the beginning of any subsequent year.  Consequently, this report is the last report that we will file for this year and we may not file similar reports in the future.  For this reason, the detailed information contained in this report, including the description of our business, properties, results of operation, financial condition and audited financial information, may not be available to investors in the future.  This will make it more difficult for current security holders and prospective investors to obtain current information about our company.

Our properties in Mexico are subject to changes in political conditions and regulations in that country.  Our Magistral Mine and the surrounding concessions are located in Mexico.  In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for this property.

Our ongoing operations and past mining activities are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.  All phases of the operations of the Acquired Companies are subject to federal, state and local environmental regulation.  These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation.  They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste.  Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Future changes in environmental regulation, if any, may adversely affect our operations, make our operations prohibitively expensive or prohibit them altogether.  Environmental hazards may exist on the properties in which we may hold interests in the future, including the properties of the Acquired Companies, that are unknown to us at the present and that have been caused by us, one of the Acquired Companies or previous owners or operators, or that may have occurred naturally.  Under applicable federal and state environmental laws, prior property owners may be liable for remediating any damage that those owners may have caused.  Mining properties that the Acquired Companies may have transferred may cause us to be liable for remediating any damage that those companies may have caused.  The liability could include response costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of our mining property.  In accordance with the laws of the State of Nevada, US Gold has obtained permits to drill the water wells that we currently use to service the historic Tonkin property which may also be used for exploration activities on our properties.  However, the amount of water that US Gold is entitled to use from those wells must be determined by the appropriate regulatory authorities.  A final determination of these rights is dependent in part on US Gold’s ability to demonstrate a beneficial use for the amount of water that we intend to use.  Unless US Gold is successful in developing a property to a point where it can commence commercial production of gold or other precious metals, US Gold may not be able to demonstrate such beneficial use.  Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

We depend on US Gold to provide us with personnel and the loss by US Gold of any of its limited personnel could adversely affect our business.  Two persons, namely our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer, are critical to the anticipated success of our business.  Robert R. McEwen, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of US Gold and is responsible for strategic direction and the oversight of our business of that of US Gold.  William F. Pass, our Vice President and Chief Financial Officer, is responsible for our public reporting and administrative functions.  We rely heavily on these individuals for the conduct of our business.  Mr. Pass announced his intention of retiring in the spring of 2008 and in March 2008, US Gold hired his replacement.  The loss of any of our existing officers would significantly and adversely affect our business.  In that event, we would be forced to identify and retain an individual to replace the departed officer.  We or US Gold may not be able to replace one or more of these individuals on terms acceptable to us.  We have no life insurance on the life of any officer.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.  Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

•                            economically insufficient mineralized material;

•                            fluctuations in production costs that may make mining uneconomical;

•                            labor disputes;

•                            unanticipated variations in grade and other geologic problems;

•                            environmental hazards;

•                            water conditions;

•                            difficult surface or underground conditions;

•                        industrial accidents;

•                        metallurgical and other processing problems;

•                        mechanical and equipment performance problems;

•                        failure of pit walls or dams;

•                        unusual or unexpected rock formations;

•                        personal injury, fire, flooding, cave-ins and landslides; and

•                        decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates.  We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

We do not insure against all risks to which we may be subject in our planned operations.  While we currently maintain, through US Gold, insurance to insure against general commercial liability claims, our insurance will not cover all of the potential risks associated with our operations.  For example, we do not have insurance on the mine assets associated with the Magistral property and we do not have business interruption insurance.  We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all.  Insurance coverage may not continue to be available or may not be adequate to cover liabilities.  We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property.  A significant loss could force us to reduce or terminate our operations.

Our share price may be volatile and as a result you could lose all or part of your investment.  The value of your investment could decline due to the impact of any of the following factors upon the market price of our shares:

•                            changes in the worldwide price for gold;

•                            disappointing results from our exploration or development efforts;

•                            failure to meet our operating budget;

•                            decline in demand for our securities;

•                            downward revisions in securities analysts’ estimates or changes in general market conditions;

•                            technological innovations by competitors or in competing technologies;

•                            investor perception of our industry or our prospects; and

•                            general economic trends.

In addition, securities markets generally have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile.  These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our shares.  As a result, investors may be unable to resell their shares at a fair price.

The holders of exchangeable shares have limited voting rights, which could limit your ability to influence the outcome of any shareholder vote.  The holders of exchangeable shares are only entitled to elect one of our three directors.  In addition, our executive officers as well as US Gold, beneficially own approximately 73% of our exchangeable shares as of March 21, 2008.    As a result, these individuals and entities will be able to significantly influence the outcome of any votes of the holders of exchangeable shares for the foreseeable future.  US Gold is the owner of our one share of outstanding common stock, which gives it the rights to vote on all significant transactions affecting the company, including votes concerning the election of directors, amendments to our articles of incorporation or proposed mergers or other significant corporate transactions.

We have never paid a dividend on our shares and we do not anticipate paying any in the foreseeable future.  We have not paid a dividend on our shares to date and we may not be in a position to pay dividends in the foreseeable future.  Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations.  Further, our initial earnings, if any, will likely be retained to finance our growth.  Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.  Our operations, including ongoing exploration drilling program, require permits from the state and federal governments.  We may be unable to obtain these permits in a timely manner, on reasonable terms or at all.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected.

Legislation has been proposed that would significantly affect the mining industry.  Periodically, members of the US Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties.  One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our United States properties.  If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties and could significantly impair our ability to develop mineral resources on unpatented mining claims.  Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining.  Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims.  Passage of such legislation could adversely affect our business.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

Introduction

We acquired various mineral properties with the acquisition of Nevada Pacific, White Knight and Tone (the “Acquisitions”) in transactions described above in “Item 1. BUSINESS.”  With the Acquisitions, we have a Nevada land position equal to approximately 217 square miles, of which approximately 124 square miles are located on the Cortez Trend.  We also acquired approximately 0.8 square miles in Utah and approximately 1,379 square miles of mineral rights in Mexico, including the Magistral Gold Mine located in the state of Sinaloa, Mexico.  The following table summarizes the US land position of our company as of December 31, 2007, grouped by Acquired Company:

	All Nevada except as noted, and County	Trend/Location	Claims	Approx Sq. miles
Nevada Pacific
Bat Ridge (Utah)	Utah - Beaver	Beaver Lake	161.80
BMX	Humbolt/Lander	Cortez	531	16.30
Buffalo Canyon	Nye	Walker Lane	33	1.50
Clover Valley	Elko	Spruce Mtn.	54	1.68
Cornerstone	Eureka	Cortez	158	4.80
Keystone	Cortez	Cortez	371	11.60
Limo	White Pine	Carlin	1,330	40.00
South Carlin	Elko	Carlin	72	2.00
Timber Creek	Humboldt	Cortez	311	8.00
Valmy	Humboldt	Cortez	94	2.90
Subtotal of US properties for Nevada Pacific			3,115	89.58

White Knight
Benmark	Eureka	Cortez	100	2.53
Celt	Eureka	Cortez	608	19.64
Cottonwood	Eureka	Cortez	216	6.09
Fye Canyon	Eureka	Cortez	345	9.88
Gold Bar Horst	Eureka	Cortez	183	5.71
Gold Pick Fee Land	Eureka	Cortez	27	0.94 0.30
Goldstone	Eureka	Cortez	62	1.86
Hunter	Eureka	Cortez	48	1.74
Ian	Eureka	Cortez	56	1.72
Knolls	Humboldt	Getchell	180	5.68
McClusky Pass	Eureka	Cortez	243	7.83
New Pass	Churchill	Austin-Lovelock	107	3.49
Pat Canyon	Eureka	Cortez	178	5.60
Patty	Eureka	Cortez	544	15.64
Slaven Canyon Fee Land	Lander	Cortez	258	8.08 2.23
South Cabin Creek	Eureka	Cortez	84	2.71
Squaw Creek	Elko	Carlin	151	4.75
Tonkin Summit	Eureka	Cortez	186	5.98
Vermouth	Eureka	Cortez	85	2.74
Subtotal for White Knight			3,661	115.14

Tone
Big Antelope Springs	Lander	Getchell	24.80
Fish Creek	Lander	Getchell	75	2.30
Gold Bar North	Eureka	Eureka	19.60
Kent Springs	Pershing	Getchell	10.30
Kobeh	Eureka	Eureka	133	4.10
Red Ridge	Elko	Carlin	23	3.90
Roberts Creek	Eureka	Eureka	54	1.70
South Keystone	Eureka	Eureka	28.90
Subtotal for Tone			366	14.60

Total US Properties			7,142	216.67

The following Nevada trend map and property location map is presented to generally indicate the location of the trends and US Gold historic Tonkin property and our properties (please note that we have a very limited interest in the Tonkin Complex):

US Gold Nevada Properties
US Gold Properties
JV Properties
Major Gold Deposits
Gold Trends
N
W
E
S
Kilometers
0 10 20 30
Miles
0 10 20
Elko
Reno
Las Vegas
Humboldt
Getchell Trend
BATTLE MOUNTAIN COMPLEX
Battle Mtn.
Pershing
Cortez Trend
Carlin
Elko
Carlin Trend
Elko
Lander
TONKIN COMPLEX
GOLD BAR COMPLEX
LIMO COMPLEX
Eureka
18
51
306
228
93
278
305

For purposes of organizing and describing our exploration efforts in the United States, we have grouped our properties into four complexes, the Tonkin Complex, the Gold Bar Complex, the Limo Complex and the Battle Mountain Complex.  Mineral properties outside these areas and where limited exploration work has been performed by us to date are grouped as “Other United States Properties.”

In addition to the above US properties, we acquired mineral concessions in Mexico from Nevada Pacific, including the Magistral Mine.  The Magistral Mine was previously operated as an open pit mining operation historically producing approximately 70,000 ounces of gold through heap leach processing facilities and last operated in July 2005.  The Magistral Mine is located in northwestern México, within

Sinaloa state, Mocorito Municipality, México.  In addition to the Magistral Mine complex of approximately 38 sq. miles, we acquired exploration concessions consisting of approximately 1,341 sq. miles located in the Mexican states of Sinaloa, Nayarit and Durango.  In aggregate, we control approximately 1,379 sq. miles of mineral concessions in Mexico.

The following map illustrates the general location of the Magistral Mine and surrounding mineral concessions in Mexico:

Sinaloa
Chihuahua
REBECA
MAGISTRAL DISTRICT
Magistral Mine
Guasave
Guamuchil
Durango
CARINA
Culiacan Rosales
Victoria De Durango
Mazatlan
EL TULE
CALDERA RUIZ
Nayarit
Tepic
USA
Pacific Ocean
Mexico City
0 255 510 Miles
0 250 500 1,000 Km
US Gold Mexico
Mineral Concessions
US Gold Concessions
Magistral Mine
Highways
N
0 15 30 60 Km
0 20 40 Miles

Tonkin Complex

The Tonkin Complex includes US Gold’s historic Tonkin property, together with additional properties and interests acquired by us from the Acquired Companies.  As shown in the graphic on page 15, the Tonkin Complex is divided functionally into five areas:  the Mine Corridor, Tonkin North, Patty, Keystone and Tweed.  Our interest in the Tonkin Complex represents approximately 49 square miles.

The Tonkin Complex is located on the Cortez Trend, approximately 48 miles by road northwest from Eureka, Nevada, 85 miles by road southwest from Elko and 245 miles by road east from Reno.  The nearest commercial airport is located in Elko.

The Tonkin Complex includes US Gold’s historic mine site from operations in the 1980’s with several small open pits, stockpile areas, plant and established infrastructure, in which we have no interest.  In 1988 and 1989, an integrated carbon-in-leach bacterial oxidation plant was built by US Gold.  The plant and associated infrastructure was decommissioned and put on care and maintenance in June 1990, but apart from the SAG mill, which has been removed, it is complete and we believe it is in relatively good condition.  These assets of US Gold are available to support our properties and exploration activities.

Exploration drilling on our portion of the Tonkin Complex for 2007 totaled 42,226 ft. in 45 drill holes.  Additional exploration efforts at the Complex by us included geologic mapping, sampling and geophysical surveys.  Our objective for the 2007 program at the Tonkin Complex was to identify feeders to known mineralization in US Gold’s Mine Corridor and to expand that known mineralization, as well as to test new targets elsewhere within our properties.

The following graphic depicts the Tonkin Complex including the historic Tonkin property of US Gold not owned by the Company:

Tonkin Complex
US Gold Consolidated Properties
JV Property
US Gold Historic Tonkin Property
Mineralized Areas
2007 Targets
Kilometers
0 1 2 3
Miles
0 1 2
Elko
Reno
Las Vegas
Twin Peaks
Fye Canyon
North Tonkin
Tonkin
Patty
Tweed
Mine Corridor
Keystone
Gold Bar Complex

The Keystone area of the Tonkin Complex includes both gold and base metal targets and the 2007 program was focused on testing the base metal potential as well as typical Carlin-style gold systems.  Potential for mineralization at Keystone occurs within lower plate Nevada Group Limestone in close proximity to a granodiorite intrusive.  A historic surface sample at Keystone returned values of silver/zinc/copper/lead with an approximate metal value of $2,200 per ton 2007 prices.  Two Carlin style gold targets and the base metal target were drilled in 2007 with twenty-three reverse circulation and core holes.  Assay results from the gold targets generally showed little gold but did exhibit strongly anomalous pathfinder elements.  Assay results from the base metal target contained only low grade silver/zinc/copper/lead mineralization.  Targets farther from the intrusive are now believed to hold the best potential for mineralization and additional drilling is proposed for 2008.

The Tonkin Complex also includes the Patty Project in which we hold a non-operating minority interest (30%) and where Barrick Gold U.S. Inc. (“Barrick”) is manager and holds a 60% interest.  The Patty Project is a large property (approximately 15.6 sq. miles) located in the northeast portion of the Tonkin Complex.  The 2007 exploration program expenditures totaled approximately $631,106, of which our portion was $189,317.  The 2008 exploration program is budgeted for $222,350, of which our share is $66,705.  The 2008 program includes detailed project review, review of historic drilling at the property, and target generation.  Barrick has indicated that the potential exists to increase the 2008 program to include exploration drilling as the program develops.  From discussions with Barrick, we believe that certain of the gold mineralizing structures being evaluated at Patty could extend on to our other properties to the north and east of existing mineralization located in the Mine Corridor.

The mineral interests of the Company included in the Tonkin Complex are set forth in the following table:

Tonkin Complex Properties	Properties Acquired from	Claims	Approx Sq. miles

Cornerstone	Nevada Pacific	158	4.80
Keystone	Nevada Pacific	371	11.60
Fye Canyon	White Knight	345	9.88
Pat Canyon	White Knight	178	5.60
Patty	White Knight	544	15.64
South Keystone	Tone	28.90
	Total	1,624	48.42

The Company generally holds mineral interests in the Tonkin Complex through unpatented mining claims, leases of unpatented mining claims and joint venture and other agreements.  Unpatented mining claims are held subject to paramount title in the United States.  In order to retain these claims, we must pay annual maintenance fees to the Bureau of Land Management, or BLM, and counties within which the claims are located.  Rates for these jurisdictions vary and may change over time.  Other obligations which must be met include obtaining and maintaining necessary regulatory permits and lease and option payments to claim owners.

Cornerstone Property Lease.  The Cornerstone property includes claims within and adjacent to the historic US Gold Tonkin property.  Through Nevada Pacific, we hold an undivided portion of the Cornerstone property (106 claims) pursuant to a mining lease made effective as of May 25, 2004 (the “Lease”) which extends for a period of 10 years and is renewable in 5-year increments to a maximum term not exceeding 99 years, subject to certain conditions.  The lessor has a sliding-scale gross production royalty of 3-4% of gross production in respect to gold and silver, as well as other royalties on other valuable materials.  The Lease requires annual minimum advance royalty payments of the greater of $50,000 or the dollar equivalent of 130 ounces of gold.  In addition, the Lease requires annual work expenditures of $50,000.  We believe that current and past exploration are sufficient to hold the lease and the Company has a carry-forward work commitment balance.  The Company has a legal dispute with the Lessor concerning Nevada Pacific’s rights of first refusal under the Lease, related to the 2007 sale of a 70% interest in the lease and to the covered mineral claims.  If the Company is successful in this dispute it may have the opportunity to acquire a 70% undivided interest in the Lease and the mineral claims subject thereto.

Tone properties are generally subject to certain royalty and back in rights.  Please see the “Other United States Properties” section below for further information.

Patty Property Joint Venture.  The Patty Property is located in Eureka County, Nevada and consists of 544 unpatented mining claims totaling approximately 15.64 sq. miles.  As noted above, the Company, through White Knight, owns a 30% undivided interest in the Patty Property subject to a joint venture with Barrick as 60% owner and operator.  Chapleau Resources Ltd. owns the remaining 10% undivided interest.

Gold Bar Complex

The Gold Bar Complex is located south of the Tonkin Complex on the continuation of the Cortez Trend and includes property acquired from White Knight and Tone.  The Gold Bar Complex is in the Roberts Creek Mountains, in Eureka County, Nevada, approximately 30 air miles northwest of the town of Eureka.  The Complex may be accessed by traveling approximately 26 miles west of Eureka on U.S. Highway 50, 17 miles north on county maintained and graded Three Bar Road.  Several unimproved dirt roads lead from there up into the project area.

The following graphic depicts the Gold Bar Complex:

Tonkin Complex
Cottonwood
Hunter
Macbeth
Gold Bar Complex
US Gold Properties
Mineralized Areas
2007 Targets
N
W
E
S
Elko
Reno
Las Vegas
Kilometers
0 1 2 3
Miles
0 1 2

Exploration drilling on priority targets at the Gold Bar Complex in 2007 totaled approximately 21,150 ft. (6,447 m) and included the Cottonwood and Macbeth areas.  Geologic mapping and geochemical sampling were also conducted on the property.  While favorable host rocks were encountered in the 2007 drilling, no strong gold mineralization was identified.

The Cottonwood area occurs along the western edge of the Roberts Mountains window covering a major northwest window bounding structure.  Numerous Carlin-type silicified breccias with areas of anomalous surface gold mineralization are present along the major structure and at intersections with structures of other orientations.

At Macbeth, two parallel northeast-trending features have been identified that parallel another feature with historic gold mineralization which was mined by a third party in the 1980s.  The information gathered on stratigraphy and fault zones in 2007 will be useful in developing the 2008 exploration program.  In addition, results of all drilling, mapping and sampling, both historic and recent, are currently being modeled in a 3-D (three dimensional) geologic framework to assist in directing our future exploration.

We have also commenced an updated independent engineering estimate of remaining gold resources for the Gold Bar Complex which will reflect historic and updated technical data, along with relevant gold price assumptions.  This estimate is scheduled to be completed during the first half of 2008.

Geologically, known mineralization at the Gold Bar Complex is hosted by Devonian limestones and limy siltstones and is located along the Battle Mountain-Eureka mineral belt.  Compilation of historic data is ongoing and has led to new interpretations in certain areas.  Geochemical data from soil sampling reveal linear features trending to the NE that parallel a geologic structure near the historically mined Gold Pick and Gold Canyon open pits.  From the early 1980’s through approximately 1994, the Gold Bar district produced slightly less than 500,000 oz gold for independent third parties from five Carlin-type gold deposits (Gold Bar, Gold Stone, Gold Pick, Gold Ridge, and Gold Canyon.)

Mineral interests included in the Gold Bar Complex are set forth in the following table:

Gold Bar Complex Properties	Properties Acquired from	Claims	Approx Sq. miles
Benmark	White Knight	100	2.53
Celt	White Knight	608	19.64
Cottonwood	White Knight	216	6.09
Gold Bar Horst	White Knight	183	5.71
Gold Pick	White Knight	27.94
Goldstone	White Knight	62	1.86
Hunter	White Knight	48	1.74
McClusky Pass	White Knight	243	7.83
South Cabin Creek	White Knight	84	2.71
Tonkin Summit	White Knight	186	5.98
Gold Bar North	Tone	19.60
Kobeh	Tone	133	4.10
Roberts Creek	Tone	54	1.70
	Total	1,963	61.43

Tone properties are generally subject to certain royalty and back-in rights.  Please see the “Other United States Properties” section below for further information.

Limo Property

The Limo Property was acquired with Nevada Pacific and is located in east-central Nevada, along the eastern portion of Butte Valley and along the western edge of the Cherry Creek Range.  The property is within White Pine County and about 40 miles northwest of Ely, the county seat.  It is located at the southern end of the Carlin Trend.

The project area lies between the historic Cherry Creek Mining District to the northeast and the deeply buried Butte Valley copper-molybdenum porphyry deposit to the southwest.  The northeast-trending Black Metals fault system stretches between the two areas, and controls mineralization along its 15 mile length.  Access is gained from US Highway 93 via the town of Cherry Creek and from US 50 via the Thirty Mile gravel road.  Except for periods of heavy snowfall or excessive mud, the property is accessible most of the year

When we acquired it, the Limo Property was a large, 30 sq. mile property with historic production of approximately 93,000 ounces of gold.  With additional claim staking by us in 2007, the property position now totals approximately 41 sq. miles.  We consider this property to be highly prospective.  Gold mineralization has been identified in numerous places along the 15 mile length of the property.

The following graphic depicts the Limo Complex:

Ticup
North
Butte
Resurrection
Ridge
Cadillac
Valley
Continental
Valley
Limo Complex
US Gold Properties
Mineralized Areas
2007 Targets
N
W
E
S
Kilometers
0
2
4
Miles
0
1
2
3
Elko
Reno
Las
Vegas

The 2007 drilling at Limo focused on two areas, Resurrection Ridge and Ticup, and was designed to accomplish three objectives:  expand known mineralization and increase grade, test for continuity between the mineralized areas and obtain information for an initial estimate of mineralized material, all of which were accomplished.

We consider the Limo Property to be a high priority and plan additional exploration drilling and other work in 2008.  Exploration drilling in 2007 totaled approximately 18,860 ft. in 36 drill holes.  Thirteen core and 23 reverse circulation holes were completed.  In addition, surface soil geochemical sampling was completed on selected areas and geologic mapping and surface rock chip sampling were also accomplished.

Of the 2007 drilling, 31 holes were drilled on Resurrection Ridge and 5 on the Ticup prospect.  Historic holes drilled on the entire property total 847.  A large portion of the historic holes were concentrated on Resurrection Ridge and on the Golden Butte and North Butte resources areas.

The 2007 work continues to expand the known mineralization and has begun to outline what the Company believes is a potential higher grade zone at Resurrection Ridge.

The best results on Resurrection Ridge were:

Hole L-23	0.161 opt gold over 50 ft.
Including	0.235 opt gold over 15 ft.
0.278 opt gold over 15 ft.

Hole 23 is located 325 ft. southwest of hole L-10 (containing 0.126 opt gold over 21 ft) 500 ft. southwest of hole RR04-07 (containing 0.249 opt gold over 60 ft.)

Exploration in the North Butte zone, northwest of Resurrection Ridge, was designed to better define the grade distribution of the mineralization in order to develop an initial resource estimate.  Drilling returned long intercepts of lower grade mineralization.  The most significant results for this area were:

Hole L-29	0.018 opt gold over 185 ft.
0.022 opt gold over 30 ft.

Hole L-18	0.024 opt gold over 20 ft.
0.022 opt gold over 90 ft.
Including	0.111 opt gold over 5 ft.

Exploration also tested a possible connection between the mineralization at Resurrection Ridge and the mineralization at North Butte.  Based on the drill results, we believe that these are two separate zones.

Our exploration work suggests that the higher grade gold mineralization discovered at Resurrection Ridge has the potential to exist along a trend six miles to the northeast toward Ticup and three miles to the southwest, into an area known as Cadillac Valley.  Results for the five holes drilled at Ticup in 2007 returned a best intercept of 0.020 opt gold over 4 ft.  Despite being lower- grade, these early results help support our model, as the mineralization found at Ticup is similar to that at North Butte.  With the increased level of knowledge obtained from the 2007 exploration program, we are hopeful that our 2008 exploration program will expand the higher grade mineralization to the northwest and southwest.

Metallurgical testing and geological modeling are also under way to determine the amount of recoverable gold in preparation for an initial resource estimate at Limo.  Past drilling has identified numerous areas of mineralization on the property, however much of the historic data is not compliant with today’s reporting standards for mineralized resource material.  We are currently analyzing where further drilling needs to be done in order to complete future resource estimate updates.  An initial resource estimate is scheduled to be completed during the first half of 2008.

Mining by third parties at the Golden Butte pit within the Limo Complex produced approximately 91,000 ounces of gold from 1987-1989.  Subsequent exploration has resulted in the discovery of the North Butte resource and a zone of higher grade structures at nearby Resurrection Ridge.  Gold occurrences along the claim block have resulted in the discovery of several resource areas.

The mineral interests controlled by us in the Limo property consist of approximately 1,330 contiguous claims.  The land package extends about 15 miles and covers much of the western side of the southern Cherry Creek Range.

Mineral interests included in the Limo property are set forth in the following table:

Limo Properties	Properties Acquired with	Claims	Approx Sq. miles
Limo	Nevada Pacific	1,330	41.00
	Total	1,330	41.00

The Limo Property was previously subject to a joint venture between Nevada Pacific and Newmont Gold Company (“Newmont”), and in March 2003, Nevada Pacific acquired the interest of Newmont in return for a net smelter returns royalty granted to Newmont on a sliding scale of 1.5% to 2.5% on all production from the property and from any claim acquired by Nevada Pacific within one mile of the property, with an advance payment to Newmont of $1.0 million to be made at the commencement of commercial production and credited against future royalty payments.  Newmont has assigned this royalty interest to Franco-Nevada Corporation.

Battle Mountain Complex

In conjunction with the Acquisitions in 2007, we acquired various property interests which have been grouped under the designation “Battle Mountain Complex.”  The Battle Mountain Complex is generally located within Humboldt and Lander Counties in the valleys and on the flanks of the mountains surrounding Battle Mountain on the Cortez Trend.  Battle Mountain, Nevada, located off Interstate 80, is the closest town.

The following graphic depicts the Battle Mountain Complex:

In 2007 we evaluated the Slaven and Hits properties with a total of 2,075 ft. of drilling in two holes drilled at Slaven and a single partial hole at Hits.  Additional exploration drilling may be planned in 2008 for the Valmy and Hits projects, as well as other targets in the Battle Mountain Complex.

The general exploration model for the Battle Mountain Complex is structurally controlled, Carlin-style mineralization, in structurally-controlled, intrusive-related, quartz-adularia-sericite, low-sulfidation deposits and/or skarn mineralization similar to the nearby Fortitude and Nike/Converse deposits.

The mineral interests included in the Battle Mountain Complex are set forth in the following table:

Battle Mountain Complex Properties	Properties Acquired from	Claims	Approx Sq. miles
BMX	Nevada Pacific	531	16.30
Timber Creek (Hits)	Nevada Pacific	311	8.00
Valmy	Nevada Pacific	94	2.90
Slaven Canyon	White Knight	258	10.30
Fish Creek	Tone	75	2.30
	Total	1,269	39.80

Tone properties are generally subject to certain royalty and back in rights.  Please see the “Other United States Properties” section below for further information.

Other United States Properties

Through the Acquisitions completed during 2007, we acquired a number of mineral properties in Nevada and Utah, some of which are subject to option agreements as discussed further below. With the focus by us on high priority targets as discussed above, little exploration work was completed on other properties not subject to agreements with third parties. Mineral interests included in Other Properties are set forth in the following table:

Other United States Properties	Properties Acquired with	Claims	Approx. Sq. miles
Bat Ridge	Nevada Pacific	161.80
Buffalo Canyon	Nevada Pacific	33	1.50
Clover Valley	Nevada Pacific	54	1.68
South Carlin	Nevada Pacific	72	2.00
New Pass	White Knight	107	3.49
Squaw Creek	White Knight	151	4.75
The Knolls	White Knight	180	5.81
Big Antelope Springs	Tone	24.80
Kent Springs	Tone	10.30
Red Ridge	Tone	23	3.90
Vermouth	White Knight	85	2.74
	Total	900	27.77

The mineral properties included in the acquisition of Tone are generally subject to 1% net smelter return royalty interest in favor of KM Exploration Ltd, a Nevada limited liability company, and certain of the properties are subject to back-in rights in favor of Teck Cominco American Incorporated (“Teck”) pursuant to a 2004 Financing and Acquisition Agreement.  Teck generally has the right to acquire a 50% joint venture interest in certain properties by spending approximately $2.84 million on each property after Tone has first spent an aggregate of $0.94 million on each property or up to 70% joint venture interest upon other elections by Teck and performance of other obligations.  Tone properties subject to the Teck agreement include Roberts Creek, Kobeh, Gold Bar North, South Keystone and Big Antelope Springs.  Red Ridge, Fish Creek and Kent Springs have been excluded under the Teck agreement.  However, Teck has certain first rights if the Company determines to sell the Red Ridge property.  Through December 31, 2007, we had not reached the initial required expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties

In 2004, White Knight entered into an option agreement on the New Pass and Squaw Creek properties with Consolidated Odyssey Exploration Inc. (“Odyssey”) whereby Odyssey may earn an initial 50% interest in each property.  Terms included cash payments to White Knight of $500,000 and 500,000 of its common shares per property (which have been paid) as well as $2,000,000 in exploration expenditures per property over a four-year period.  Odyssey may earn an additional 10% interest in each property by financing the completion of a feasibility study.  Subsequently, Odyssey assigned all its rights under the option agreement to Bonaventure Enterprises Inc., a Canadian corporation (“Bonaventure.”) During the earn-in period, Bonaventure is responsible for all property holding costs.

Mexican Properties

We acquired property in Mexico, including the Magistral Mine, with the acquisition of Nevada Pacific in 2007.  The Magistral Mine, located in Sinaloa State, produced approximately 70,000 ounces of gold from 2002-2004 before it was shut down due to higher than anticipated operating costs and a lack of working capital when gold was approximately $400 per ounce.  In late 2006, the Magistral mine was placed on care and maintenance basis.

The Magistral Mine consists of 38 sq. miles (61 sq. km) of mineral concessions located in the Sinaloa state, of northwestern Mexico in Mocorito Municipality.  The project is located approximately 100 kilometers by air northwest of the Sinaloa state capital city of Culiacán in the western foothills of the Sierra Madre Occidental mountain range.  The project area is located approximately 22 kilometers northeast from the village of Mocorito, approximately 40 kilometers northeast from the town of Guamuchil, and approximately 150 kilometers southeast from the city of Los Mochis.  It is a former producing open pit mining operation, with heap leach processing facilities, that until July 2005, was operating at a production rate of 900,000 ore tonnes per year.  Past production has primarily come from the San Rafael and Samaniego Hill deposits, with the San Rafael deposit being completely mined out.  Potential future production could come from the three areas of mineralized material, Samaniego Hill, Sagrado Corazón, and Lupita, as well as from extension of the La Prieta high grade zones encountered in historic mining.  There are additional exploration targets in the area, some of which are planned to be tested in 2008.

In addition to the Magistral Mine complex, we acquired exploration concessions consisting of approximately 1,341 sq. miles (2,158 sq. km) located in the Mexican states of Sinaloa, Nayarit and Durango.  In the aggregate, we control approximately 1,379 sq. miles (2,219 sq. km) of mineral concessions in Mexico.

We own our interest in the Magistral Mine through Nevada Pacific’s ownership of Pangea Resources Inc. which in turn holds 100 percent ownership of Minera Pangea S.A. de C.V. (“Minera Pangea”).  Minera Pangea holds seven mining concessions and has option to an additional three concessions.  The titles are granted under Mexican mining law and are issued by Secretaria de Economía, Coordinación General de Minera, Dirección General de Minas (Dirección de Minas).

We intend to initiate our first exploration program at the Magistral Mine in early 2008.  The focus of this program will be to explore for possible extensions of the La Prieta high-grade vein observed in historic mining and to identify other similar veins at the property.  Numerous vein structures have been identified on our concessions immediately surrounding the mine site.  Our total property position in the Magistral area is approximately 615 sq. miles (990 sq. km), providing an excellent opportunity to discover additional vein-style mineralization  Holding costs associated with all of the Mexican properties are approximately $1.6 million per year.

The following map depicts the location of the Magistral District and the surrounding concessions:

Ponds
and
Plant
MAGISTRAL
DISTRICT
Guamuchil
Km
0 5 10
Miles
0 5 10
SAMANIEGO
Offices
Crusher
SAN RAFAEL
LUPITA
SAGRADO CORAZON
Magistral Mine Mineralized Areas
Magistral Mine Pits
Mineralized Areas
N
Meters
0 250 500
Feet
0 800 1,600

In 2005, Nevada Pacific commenced a limited exploration and drilling program focused on targets in the immediate area of Magistral with drilling of 10 holes totaling 997 m at Lupita, and seven holes totaling 778 m at Sagrado Corazón.  In addition, the geophysical program demonstrated the high grade mineralization found at the La Prieta vein does have an anomalous response to Induced Polarization techniques.  Other areas included in the survey in close proximity to La Prieta also show a similar anomalous response.  The 2008 planned exploration program will follow up on this potential at La Prieta.

Geology and Other Information.  Mineralization in the Magistral area consists of silicified structural zones occurring within sheared, broken and propylitically altered volcanic rocks.  The Samaniego Hill structural trend consists of a complex set of major and minor structural zones, with a general northwest strike and a moderate dip to the southwest.

More recent mining activities began when Pangea started exploring the project in early 1995, initially for Mogul Mining NL and subsequently for Santa Cruz Gold Inc.  From mid-1995 to early 1997, extensive drilling was conducted by Pangea/Santa Cruz Gold on the San Rafael and Samaniego Hill deposit areas, as well as locally extensive drilling on the Sagrado Corazón-Central-Lupita deposit area.  In 1998, Santa Cruz conducted a limited amount of additional drilling for metallurgical samples, reverse circulation hole verification, in-fill purposes and condemnation of potential surface facility locations.  In 1999, after a merger with Santa Cruz Gold, Queenstake conducted a further limited drilling program to step-out/in-fill drill in the Samaniego Hill deposit and to obtain pit-slope geotechnical samples from both the San Rafael and Samaniego Hill deposits.  Queenstake conducted a drilling campaign from late 2001 to early 2002 in the La Prieta Zone of the Samaniego Hill deposit to delineate extensions of the high grade La Prieta zone along strike and down dip.

The Magistral mine includes desirable assets and infrastructure associated with heap leach operations at the mine site and is currently used as our base for exploration.  Infrastructure at Magistral includes offices and process buildings, as well as a heavy equipment maintenance shop and warehouse.  A laboratory has the capacity for fire assays along with atomic absorption and includes a standard metallurgical testing facility.  Telecommunications are provided by a microwave system that provides modern telephone and internet service.  The process plant includes a carbon circuit with a capacity of 12 tons of activated carbon.  The gold recovery system includes a zinc precipitation circuit.  The plant is powered by four 175 kw diesel generators.  The heavy fleet of used equipment includes 4 CAT 777B haul trucks, 5 Eucid R-50 trucks, as well as various loaders, excavators, bulldozers and blasthole drills.

Care and Maintenance.  In October 2006, the mine was placed on care and maintenance.  Mining equipment remains parked but is maintained by a small maintenance staff.  The pumping of solutions and operation of other plant equipment will continue on an “as needed” basis to maintain safe pond levels and to ensure the plant equipment can be returned to service when and if a decision to restart the mine is made.  Staffing levels have been maintained to the minimum required for these efforts and also to support exploration in the mine area.  The mine serves as a base for exploration efforts.  Care and maintenance costs associated with Magistral in 2007 totaled approximately $1.1 million, with property and concession payments of approximately $0.3 million for total annual holding costs of Mexican assets of $1.4 million.

Mexico Mining Regulations.  Exploration and exploitation of minerals in Mexico may be carried out through Mexican companies incorporated under Mexican law by means of obtaining exploration and exploitation concessions.  Exploration concessions are granted by the Mexican government for a period of six years from the date of their recording in the Public Registry of Mining and are not renewable.

Holders of exploration concessions may, prior to the expiration of such exploration concessions, apply for one or more exploitation concessions covering all or part of the area covered by an exploration concession.  Failure to do so prior to expiration of the term of the exploration concession will result in termination of the concession.  An exploitation concession has a term of 50 years, generally renewable for a further 50 years upon application within five years of the expiration of such concession.  Both exploration and exploitation concessions are subject to annual work requirements and payment of annual surface taxes which are assessed and levied on a semi-annual basis.  Such concessions may be transferred or assigned by their holders, but such transfers or assignments must be registered in order to be valid against third parties.

The holder of a concession must pay semi-annual duties in January and July of each year.  Concessionaires for both exploration and exploitation must perform work, each year, that must begin within ninety days of the concession being granted.  Concessionaires must file each May proof of the work performed.  Non-compliance with these requirements is cause for cancellation of the corresponding concessions.

Mexican mining law does not require payment of finder’s fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Council of Mineral Resources.  None of the claims held by any subsidiaries of Nevada Pacific are under such a discovery premium regime.

There are no limitations on the total amount of surface covered by exploration or exploitation concessions or on the amount of land held by an individual or company.  Excessive accumulation of land is regulated indirectly through the duties levied on the property and the production requirements as outlined above.

Mexico Environmental Law.  The Environmental Law in Mexico called the General Law of Ecological Balance and Protection to the Environment (“General Law”), provides for general environmental policies, with specific requirements set forth in regulations called “Ecological Technical Standards.” Responsibility for enforcement of the General Law, the regulations and the Ecological Technical Standards is with the Ministry of Environment, Natural Resources and Fishing, which regulate all environmental matters with the assistance of the National Institute of Ecology and the Procuraduria Federal de Proteccion al Ambiente.

The primary laws and regulations governing environmental protection for mining in Mexico are found in the General Law, the Ecological Technical Standards and also in the air, water and hazardous waste regulations, among others.  In order to comply with the environmental regulations, a concessionaire must obtain a series of permits during the exploration stage.  Generally, these permits are issued on a timely basis after the completion of an application by a concession holder.  We believe the subsidiaries of Nevada Pacific are currently in full compliance with the General Law and its regulations in relation to their mineral property interests.

The costs of projected reclamation of the Magistral mine and complex is currently estimated at approximately $2.7 million.  The Company is in the process of reviewing the reclamation cost estimate which might result in an increase or decrease to this estimate.  Under Mexican regulations surety bonding of projected reclamation costs is not required.  We carry an estimated liability for asset retirement obligation (similar to reclamation) in our financial statements.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation or financial condition.  Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4:                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our exchangeable shares commenced trading on the Toronto Stock Exchange on April 16, 2007, under the symbol “UXE.”  There is no market in the United States for our common equity.

The table below sets forth the high and low sales prices of our exchangeable shares in Canadian dollars on a quarterly basis as reported by TSX from April 16, 2007 to December 31, 2007:

	High	Low
Year Ended December 31, 2007
Second Quarter (commencing April 17)	$7.80	$5.00
Third Quarter	7.26	5.01
Fourth Quarter	6.30	2.44

As of March 27, 2008, there were approximately 150 record holders of our exchangeable shares.

Transfer Agent

Computershare Trust Company of Canada is the transfer agent for our exchangeable shares.  The principal office of Computershare is 600, 530 — 8th Avenue SW, Calgary, Alberta, Canada T2P 3S8 and its telephone number is (403) 267-6569.

Dividend Policy

We have never declared or paid dividends on any of our stock.  Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth.  Our initial earnings, if any, will likely be retained to finance our growth.  At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Set out below is information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	0	—	0
TOTAL	0		0

In connection with the acquisition of the Acquired Companies, we assumed stock options covering 812,918 shares of our common stock.  Following the exercise of 170,125 options during 2007, a total of 642,793 options remain exercisable at December 31, 2007.  However, upon exercise of any of these options, the holder will receive shares of US Gold common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006
	(US$ in thousands except share data)
Operating data
Net loss from operations	$(8,602)	$(6,834)
Other income	596	—
Net loss	(7,684)	(6,834)
Basic and diluted loss per share	$(0.25)	N/A
Weighted average shares	31,307,805

Balance sheet data
Cash and cash equivalents	$898	$0
Property, plant and equipment, net	3,934	—
Mineral property interests	253,689	—
Goodwill	107,017	—
Other assets	3,665	—
Total assets	$369,203	$0

Current liabilities	$148	$—
Long-term obligations	12,418	6,834
Deferred income tax liability	88,187	—
Other long-term liabilities	176	—
Shareholders’ equity (deficit)	268,274	(6,834)
Total liabilities and shareholders’ equity	$369,203	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion describes our plan of operation for the foreseeable future.  It also analyzes our financial condition at December 31, 2007 and compares it to our financial condition at December 31, 2006.  The discussion also summarizes and compares the results of our operations for the years ended December 31, 2007 and 2006.

We were organized in 2006 to facilitate the acquisition of the three Canadian companies engaged in the exploration for gold and other metals with operations adjacent to or in proximity to US Gold’s historic Tonkin property, located in the State of Nevada.  These acquisitions were completed in 2007 and included Nevada Pacific, Tone and White Knight.  As a result, we commenced operations in March 2007.  We now hold an interest in numerous properties in the State of Nevada and one property in Utah, as well properties in the Country of Mexico.  In the aggregate, we hold an interest in approximately 218 square miles in the United States and approximately 1,379 square miles in Mexico.  We are currently in the exploration stage and have never generated revenue from operations.  We conduct all of our business through our operating subsidiaries.

In connection with these acquisitions, we issued approximately 42,615,227 exchangeable shares for the Acquired Companies.  The transactions completed on June 28 and 29, 2007, represented the second stage of acquisitions that were originally commenced as tender offers in February 2007.  With these second stage acquisition transactions completed in June 2007, the minority interests in the Acquired

Companies not previously owned by us were acquired.  Therefore, we and US Gold own 100% of the Acquired Companies as of June 30, 2007.

Our exploration program for 2007 incorporated what we perceived to be high priority targets acquired with the acquisitions of the Acquired Companies.  We completed a total of approximately 84,315 feet in exploration drilling during 2007, all in Nevada.  In addition to drilling, we pursued geologic mapping, sampling and geophysical surveys on the high priority properties.  Total cost of exploration efforts in 2007 were approximately $5.1 million.

Plan of Operation

Our plan of operation for 2008 is to continue with a focused exploration and evaluation program at certain of our United States properties and to initiate exploration efforts in Mexico.  Following acquisition of the Acquired Companies, we undertook a strategic evaluation of our Mexican assets, including the Magistral Mine and additional concessions which were acquired from Nevada Pacific.  Following the evaluation, we have determined to conduct further exploration on those properties.

We rely upon US Gold for our capital needs along with the possible exercise of warrants since we are not generating revenue.  We believe US Gold has adequate cash to fund our ongoing operations through 2008 and for most of 2009.  US Gold may seek additional capital funding during 2008 or beyond depending upon market conditions and other circumstances.  We and US Gold may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing or other corporate transactions.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $2,178,656, comprised of current assets of $2,327,135 and current liabilities of $148,479.  This represents an increase of $2,178,655 from the working capital of $1 at year-end December 31, 2006.  During 2006, US Gold made all required expenditures on our behalf, totaling $6,833,845.  This balance is reflected as an intercompany obligation at December 31, 2006.  During both 2007 and 2006, US Gold provided us certain administrative and management support without charging us for those services.  For 2007, costs and services provided by US Gold and related to our properties were charged to us.

We used $8,253,551 of cash in our operations for the year ended December 31, 2007 compared to $0 in 2006.  Cash paid to suppliers and employees was $8,350,550 for the 2007 period, primarily reflecting exploration expenses, general and administrative costs and property holding costs.   Cash provided by investing activities for the year ended December 31, 2007 was $286,931, primarily reflecting $6,039,551 of cash acquired with the acquisitions offset by acquisition costs of $5,314,004.

Cash provided by financing activities for 2007 increased to $8,217,142, including $3,195,648 of cash advances by US Gold and the exercise of stock options and warrants of $5,021,488.  The effect of exchange rate change on cash and cash equivalents was $647,815 for the 2007 period with no comparable amount in 2006.

Our immediate capital requirements include exploration and holding costs at our various mineral properties.  We believe US Gold has adequate resources for those purposes through 2008 and most of 2009.  However, if we are successful in identifying material amounts of additional mineralization, additional capital may be required to conduct feasibility studies and, if warranted, placing one or more of our properties into production.  We expect that any such capital requirements will be satisfied from outside sources in the form of either debt or equity financing.

Tabular Disclosure of Contractual Obligations

Schedule of Contractual Obligations.  The following table summarizes our obligations and commitments as of December 31, 2007 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$4,350	$4,350	$—	$—	$—
Asset Retirement Obligations	2,388,476	—	242,948	—	2,145,528
Total	$2,392,826	$4,350	$242,948	$—	$2,145,528

Results of Operations

Year Ended December 31, 2007 compared to 2006

General.  For the year ended December 31, 2007, we recorded a loss before minority interests of $8,072,440 or $(0.26) per share, compared to a net loss of $6,833,845 for 2006.  Our only activity in 2006 was preparing for the acquisitions.

Costs and Expenses.  General and administrative expense for the year ended December 31, 2007 increased $626,491 compared to 2006, since we had no general and administrative expenses in 2006.  As noted above, during 2006 and 2007, US Gold supported the management processes of the Company without charging the Company for such services.

Acquisition costs for the 2007 period until the date the acquisitions were considered probable, approximately January 31, 2007, were $419,823 while during 2006, $6,833,845 was recorded.  Property holding costs for the 2007 period related to the properties of the Acquired Companies after the acquisition date of March 28, 2007 were $2,099,630 while in 2006, we held no properties.

Exploration costs in the 2007 period were $5,102,495, reflecting an active drilling program at certain Nevada properties, with no comparable costs in 2006.  Accretion of asset retirement obligation for 2007, primarily reflecting the Magistral mine properties, was $100,586.  Depreciation costs in the 2007 period were $252,494, again primarily reflecting depreciation of the Magistral mine assets subsequent to the March 28, 2007 date of acquisition.

Other Income (Expense).  Interest expense for 2007 was $107,289 primarily reflecting non-cash accruals.  During 2007, we recorded a foreign currency gain of $621,625 mainly due to the weakening U.S. dollar against the Canadian dollar and its effect on our net monetary assets that are denominated in Canadian dollars.

Critical Accounting Policies

We believe the following critical accounting policies are used in the preparation of our consolidated financial statements.

Mineral Property Interests, Exploration and Development Costs:  Mineral property interests include acquired mineral, development and exploration stage properties.  The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.  The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties.  Exploration costs are expensed as incurred.  Development costs are capitalized when proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines or to develop mine areas substantially in advance of current production are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable.  Recoverability and impairment is measured by comparing net book value to estimated fair value.

Asset Retirement Obligation:  The Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation and to expense to the extent they do not so apply.

Goodwill:  The Company has identified two reporting units, United States and Mexico, and assigned goodwill to these reporting units as appropriate.  The Company evaluates, on at least an annual basis, the carrying amount of goodwill by comparing the estimated fair value of its reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount and any excess of the carrying value over the fair value is charged to earnings.  The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Business Combinations:  The Company evaluates acquisitions to determine if the transaction should be accounted for as a business combination or an asset acquisition based upon the criteria set forth in Emerging Issues Task Force (“EITF”) Issue No. 98-3, “Determining Whether a Non-Monetary Transaction Involves Receipt of Productive Assets or of a Business.” The determination of whether a transaction results in a business combination involves some judgment and in the event our determination was inappropriate, our accounting for such transaction could be significantly different.

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adoption of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”.  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for a company’s fiscal year ending December 31, 2007.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for a company’s fiscal year ending December 31, 2009.  We are currently evaluating the impact of the adoption of SFAS No. 158 and do not expect that it will have a material impact on our financial statements.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively.  The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and the noncontrolling interest, changes in the parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our ability to develop and produce gold or other precious metals from any of  our properties, future business plans and strategies, future revenue and the receipt of working capital and other statements that are not historical in nature.  In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like.  These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

In addition to the specific factors identified under Risk factors above, other uncertainties that could affect the accuracy of forward-looking statements include:

•                  decisions of foreign countries and banks within those countries;

•                  technological changes in the mining industry;

•                  our costs;

•                  changes in our business strategy;

•                  interpretation of drill hole results and the geology, grade and continuity of mineralization;

•                  the uncertainty of reserve estimates and timing of development expenditures; and

•                  commodity price fluctuations

This list, together with the factors identified under Risk factors, is not exhaustive of the factors that may affect any of the company’s forward-looking statements.  You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.  These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report.  We do not intend to update these forward-looking statements except as required by law.  We qualify all of our forward-looking statements by these cautionary statements.

Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks and commodity price fluctuations.  We do not use derivative financial instruments as part of an overall strategy to manage market risk.

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

Equity Price Risk

We have a limited amount of exchangeable shares in the public float of that stock.  Movements in the price of our exchangeable shares have been volatile in the past and may also be volatile in the future.  As a result, there is a risk that we may not be able to sell new equity at an acceptable price should we determine a need for equity funding.

Commodity Price Risk

We currently do not have any production at any of our units and expect to be engaged in exploration activities for the foreseeable future.  However, if we commence production and sales, changes in the price of gold could significantly affect our results of operations and cash flows in the future.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

US Gold Canadian Acquisition Corporation:

We have audited the accompanying consolidated balance sheet of US Gold Canadian Acquisition Corporation and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statement of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Gold Canadian Acquisition Corporation and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
US Gold Corporation
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of US Gold Canadian Acquisition Corporation as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Gold Canadian Acquisition Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
May 17, 2007
Denver, Colorado

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the years ended December 31,

(In U.S. Dollars)

	2007	2006
REVENUE:
Revenue	$—	$—
Total revenue	—	—

COSTS AND EXPENSES:
General and administrative	626,491	—
Acquisition costs	419,823	6,833,845
Property holding costs	2,099,630	—
Exploration costs	5,102,495	—
Accretion of asset retirement obligation	100,586	—
Depreciation	252,494	—
Loss on sale of other asset	15,490	—
Total costs and expenses	8,617,009	6,833,845

Operating (loss)	(8,617,009)	(6,833,845)

OTHER INCOME (EXPENSES):
Interest income	96,999	—
Interest expense	(107,289)	—
Foreign currency gain	621,625	—
Total other income	611,335	—

Loss before income taxes	(8,005,674)	(6,833,845)
Provision for income taxes	(66,766)	—
Loss before minority interests	(8,072,440)	(6,833,845)

Minority interests share of loss	388,020	—
Net loss	(7,684,420)	(6,833,845)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available-for-sale securities	(18,508)	—
Comprehensive loss	$(7,702,928)	$(6,833,845)
Basic and diluted per share data:
Net loss - basic and diluted	$(0.25)	N/A

Weighted average shares - basic and diluted	31,307,805

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

For  years ended December 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$898,338	$1
Other current assets	1,428,797	—
Total current assets	2,327,135	1

Property and equipment, net	3,934,418	—
Capitalized asset - asset retirement cost	1,721,932	—
Mineral property interests	253,689,374	—
Restrictive time deposits for reclamation bonding	224,289	—
Goodwill	107,017,283	—
Other assets	288,652	—
TOTAL ASSETS	$369,203,083	$1

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$148,479	$—
Total current liabilities	148,479	—

Intercompany - US Gold	10,029,493	6,833,845
Asset retirement obligation	2,388,476	—
Deferred income tax liability	88,186,800	—
Other liabilities	175,686	—
Total liabilities	100,928,934	6,833,845

Shareholders’ equity (deficit):
Common stock, no par value, unlimited shares authorized, 1 share issued and outstanding as of December 31, 2007 and 2006	7	1
Exchangeable stock, no par value, unlimited shares authorized, 45,075,507 shares issued and outstanding December 31, 2007, none issued and outstanding as of December 31, 2006	275,443,357	—
Warrants for purchase of stock	7,367,558
Accumulated deficit	(14,518,265)	(6,833,845)
Accumulated other comprehensive loss	(18,508)	—
Total shareholders’ equity (deficit)	268,274,149	(6,833,844)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$369,203,083	$1

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	Capital Stock			Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Loss	Deficit	Total
Common stock issued to US Gold	1	1	—	—	—	1
Net loss	—	—	—		(6,833,845)	(6,833,845)
Balance, December 31, 2006	1	1	—	—	(6,833,845)	(6,833,844)
Common stock issued to US Gold to replace class A common share	—	6	—	—	—	6
Issuance of Exchangeable Shares	42,615,227	253,516,057	—	—	—	253,516,057
Assumption of stock options	—	6,682,122	—	—	—	6,682,122
Assumption of warrants	—	—	17,520,252	—	—	17,520,252
Exercise of options	353,603	1,137,966	—	—	—	1,137,966
Exercise of warrants	2,106,677	14,107,212	(10,152,694)	—	—	3,954,518
Unrealized loss on marketable equity securities	—	—	—	(18,508)	—	(18,508)
Net loss	—	—	—	—	(7,684,420)	(7,684,420)
Balance, December 31,2007	45,075,508	$275,443,364	7,367,558	$(18,508)	$(14,518,265)	$268,274,149

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CANADIAN ACQUISITION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31,

(In U.S. Dollars)

	2007	2006

Cash flows from operating activities:
Cash paid to suppliers and employees	$(8,350,550)	$—
Interest received	96,999	—
Cash used in operating activities	(8,253,551)	—

Cash flows from investing activities:
Capital expenditures	(10,136)	—
Increase to restricted investments	(428,480)	—
Cash from acquisitions	6,039,551	—
Acquisition costs paid for mineral property interests	(5,314,004)	—
Cash provided by investing activities	286,931	—

Cash flows from financing activities:
Advances from US Gold	3,195,648	—
Exercise of stock options and warrants	5,021,488	—
Common stock purchased by US Gold	6	1
Cash provided by financing activities	8,217,142	1
Effect of exchange rate change on cash	647,815	—
Increase in cash and cash equivalents	898,337	1
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$898,338	1

Reconciliation of net loss to cash used in operating activities:

Net loss	$(7,684,420)	(6,833,845)
Adjustments to reconcile net loss from operating activities:
Deferred compensation expense	301,006	—
Loss on disposal of asset	15,490	—
Accretion of asset retirement obligation	100,586	—
Minority interest	(388,020)	—
Depreciation	252,494	—
Changes in non-cash working capital items:
Decrease in other assets related to operations	724,388	—
Increase(decrease) in liabilities related to operations	(1,575,075)	6,833,845
Cash used in operating activities	$(8,253,551)	—

The accompanying notes are an integral part of these consolidated financial statements.

US GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation:   US Gold Canadian Acquisition Corporation (“we” or the “Company”) is a subsidiary of US Gold Corporation (“US Gold”).  The consolidated financial statements are reported in United States dollars. We were organized under the laws of the Province of Alberta, Canada on April 18, 2006 to facilitate the acquisition of the Acquired Companies as discussed in Note 2 and to engage in exploration of the acquired properties.

We rely upon US Gold for our capital needs along with the possible exercise of warrants since we are not generating revenue.  We believe US Gold has adequate cash to fund our ongoing operations through 2008 and for most of 2009.  US Gold may seek additional capital funding during 2008 or beyond depending upon market conditions and other circumstances.  We and US Gold may also consider strategic alternatives which could include, but are not limited to, acquisition or disposition of assets, debt financing or other corporate transactions.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company including three exploration companies acquired effective March 28, 2007 and June 28 and 29, 2007, as more fully disclosed in Note 2.  Significant inter-company accounts and transactions have been eliminated.

Statements of Cash Flows:  The Company considers cash in banks, deposits in transit and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Concentrations:  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At December 31, 2007, the Company has bank account balances of approximately $0.8 million in excess of the federally insured limits.

Property and Equipment:  Office furniture, equipment and vehicles are carried at cost net of accumulated depreciation.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized.  Gains or losses on disposition are recognized in operations.

Property Holding Costs:  Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred unless proven and probable reserves exist and the property is a commercially mineable property.  These costs include security and maintenance expenses, lease and claim fees and payments, and environmental monitoring and reporting costs.

Mineral Property Interests, Exploration and Development Costs:  Mineral property interests include acquired mineral development and exploration stage properties.  The amount capitalized related to a mineral property interest represents its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination.  The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties.  Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property.  Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines or to develop mine areas substantially in advance of current production are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company periodically evaluates whether events or changes in circumstances indicate that the carrying value of mineral property interests and related property, plant and equipment may not be recoverable.  Recoverability and impairment is measured by comparing net book value to estimated fair value.

Depreciation:  Depreciation is computed using straight-line methods.  Office furniture, equipment and light vehicles are being depreciated over the estimated economic lives ranging from 3 to 5 years.  Trailers, heavy vehicles and other site equipment are being depreciated over estimated economic lives from 5 to 15 years.  Buildings are being depreciated over an estimated economic life of 20 years.

Goodwill:  The Company has identified two reporting units, United States and Mexico, and assigned goodwill to these reporting units as appropriate.  The Company evaluates, on at least an annual basis, the carrying amount of goodwill by comparing the estimated fair value of its reporting units to their carrying amounts.  If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to operations.  The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Property Retirement Obligation:  The Company implemented SFAS 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Ongoing environmental and reclamation expenditures are credited to the asset retirement obligation as incurred to the extent they relate to asset retirement obligation, and to expense to the extent they do not so apply.

Foreign Currency: The functional currency for the Company’s operations is the U.S. dollar.  All monetary assets and liabilities where the functional currency is not the U.S. dollar are translated at current exchange rates at each balance sheet date and the resulting adjustments are included in a separate line item under other income (expense).  Revenues and expenses in foreign currencies are translated at the weighted-average exchange rates for the period.

Comprehensive Loss: In addition to net loss, comprehensive loss includes all changes in equity during a period, such as cumulative unrecognized changes in fair value of marketable securities available-for-sale or other investments.

Per Share Amounts: SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common and exchangeable shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and are computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents outstanding.  Subscription receipts, brokers options, warrants and stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive for the periods presented.

Income Taxes: The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets.  This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect.  The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.  The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

Costs of Acquisition:  Costs related to acquisitions are included in the cost of acquisition when the acquisitions are deemed probable.  Costs incurred prior to the date the acquisitions are deemed probable are expensed as incurred.

Use of Estimates:  The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to environmental, reclamation and closure obligations; estimates of fair value for reporting units and asset impairments (including impairments of goodwill); valuation allowances for deferred tax assets; reserves for contingencies and litigation; and estimates with respect to assumptions regarding stock based compensation expense.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ significantly from these estimates.

Segment Integration:  The company has one reportable segment.

Fair Value of Financial Instruments:  SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

The carrying values of financial instruments approximate their fair values.  These financial instruments include cash, cash equivalents, interest receivable, accounts payable and installment purchase contracts.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.  The carrying value of the Company’s long-term purchase contracts approximates fair values of similar debt instruments.

2.             Business Acquisitions

On June 28 and 29, 2007, the Company and its parent,  US Gold, completed the acquisition of all of the outstanding common shares of Nevada Pacific Gold Ltd. (“Nevada Pacific”), Tone Resources Limited (“Tone”) and White Knight Resources Ltd. (“White Knight”), individually an “Acquired Company” and collectively the “Acquired Companies”.  The transactions completed on June 28 and 29, 2007 represented the second stage of these acquisitions that were originally commenced as tender offers in February 2007 (“Tender Offer”).  The first stage of the acquisitions was completed on March 28, 2007, at which time the Company acquired at least 80% of the common shares of each Acquired Company and took control of their operations.  The Acquired Companies were acquired in exchange for the issuance of exchangeable shares of the Company on the following terms:

•         0.23 of an exchangeable share for each outstanding common share of Nevada Pacific;

•         0.26 of an exchangeable share for each outstanding common share of Tone, and

•         0.35 of an exchangeable share for each outstanding common share of White Knight.

With these second stage acquisition transactions, the minority interests in the Acquired Companies not previously owned by the Company were acquired.  Therefore, effective as of June 29, 2007, the Company and US Gold own 100% of the Acquired Companies.

The Company believes the acquisition of the Acquired Companies was beneficial because each of them was exploring in the Cortez Trend in Nevada and owned and operated exploration properties that are adjacent to or near US Gold’s Tonkin property, and because the acquisitions resulted in the Company and US Gold having a larger land position within the Cortez Trend along with added technical expertise with retained key employees of the Acquired Companies.

Related to the acquisition transactions, the Company issued a total of 42,615,227 exchangeable shares.  The total issuance was comprised of 16,318,544 exchangeable shares for Nevada Pacific, 5,472,867 exchangeable shares for Tone and 20,823,816 exchangeable shares for White Knight.

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

The estimated fair value of the options and warrants issued to the owners of the Acquired Companies exercisable for the Company’s or US Gold’s shares have been included as part of the purchase price consideration at their fair values based on the Black-Scholes pricing model as illustrated below.  Shares of the Company reserved for warrants were 2,921,000 for Nevada and 704,600 for Tone respectively.  Shares of the Company reserved for options were 859,050 for Nevada and 249,466 for Tone and 656,250 for White Knight.  The fair values assigned were as follows:

	Warrants	Options
Nevada Pacific	$13,817,306	$3,232,354
Tone	3,702,946	1,172,580
White Knight	—	2,277,188
	$17,520,252	$6,682,122

The principal assumptions used in applying the Black-Scholes option pricing model were as follows:

2007
Risk-free interest rate	4.7 - 5.1%
Dividend yield	0
Volatility factor of the expected market price of common stock	116 - 125%
Weighted-average expected life of option	6.5 years

The acquisitions have been accounted for as purchase transactions, with the Company being identified as the acquirer and each of Nevada Pacific, Tone and White Knight as the acquirees.  The measurement of the purchase consideration was based on the market prices of US Gold’s common stock 2 days before and 2 days after the announcement date of March 5, 2006, which was $5.90 per share.  The total purchase price, including transaction costs and the fair values of the options and warrants, amounted to $283,032,463.

The allocation of the purchase price is summarized in the following table.

	White Knight	Nevada Pacific	Tone	Total
Purchase price:
Exchangeable shares of US Gold Canadian Acquisition Corporation issued on acquisition	$123,678,079	$96,681,424	$33,156,582	$253,516,085
Stock options to be exchanged for options of US Gold Corporation	2,277,188	3,232,354	1,172,580	6,682,122
Share purchase warrants to be exchanged for warrants of US Gold Corporation	—	13,817,306	3,702,946	17,520,252
Acquisition costs	2,421,406	2,159,063	733,535	5,314,004
	$128,376,673	$115,890,147	$38,765,643	$283,032,463

Net assets acquired:
Cash and cash equivalents	$5,370,031	$208,390	$1,037,971	$6,616,392
Other current assets	176,486	508,960	16,066	701,512
Joint Venture receivable	732,912	—	—	732,912
Long - term receivable	482,008	—	—	482,008
Deferred compensation charges	—	283,976	17,030	301,006
Property, plant and equipment, net	87,266	4,105,000	—	4,192,266
Acquired mineral property interests	123,906,563	112,885,692	16,897,119	253,689,374
Asset retirement obligation assets	—	1,721,932	—	1,721,932
Asset reclamation bonds	221,855	87,683	30,145	339,683
Accounts payable and accrued liabilities	(217,495)	(1,856,432)	(138,127)	(2,212,054)
Other non-current liabilities	—	(75,161)	—	(75,161)
Retirement obligation	(143,760)	(2,144,130)	—	(2,287,890)
Deferred income tax liability	(42,120,653)	(40,379,783)	(5,686,364)	(88,186,800)

Net identifiable assets	88,495,213	75,346,127	12,173,840	176,015,180
Residual purchase price allocated to goodwill	39,881,460	40,544,020	26,591,803	107,017,283
	$128,376,673	$115,890,147	$38,765,643	$283,032,463

The purchase consideration for the mining assets and property, plant and equipment exceeded the carrying value of the underlying assets for tax purposes by approximately $256,297,776.  This amount has been applied to increase the carrying value of the mineral properties and property and equipment for accounting purposes.  However, this did not increase the carrying value of the underlying assets for tax purposes and resulted in a temporary difference between accounting and tax value.  The resulting estimated future income tax liability associated with this temporary difference of approximately $88,186,800 increased goodwill.

For the purposes of the Company’s financial statements, the purchase consideration has been allocated to the fair value of assets acquired and liabilities assumed, based on an independent valuation report and management’s best estimates and taking into account all available information at the time these consolidated financial statements were prepared.

Unaudited Pro Forma Results:  SFAS 141 “Business Combinations” require supplemental information on a pro forma basis to disclose the results of operations for the interim periods as though the business combination had been completed as of the beginning of the periods being reported on.  The following table sets forth on a pro forma basis, the results of operations for the Company, had the acquisition of the Acquired Companies been completed on January 1, 2007:

For the year ended December 31, 2007	US Gold Canadian Acquisition Corp.	White Knight	Nevada Pacific	Tone	Combined

Revenue	$—	$—	$—	$—	$—
Net loss	$(7,684,420)	$(4,354,156)	$(2,435,298)	$(185,120)	$(14,658,994)
Loss per share					$(0.47)

3.             Mineral Properties and Asset Retirement Obligations

The following is a general description of the mineral property of the Acquired Companies:

Nevada Pacific holds an exploratory property portfolio covering approximately 890 square miles of mineral rights in Mexico, including the Magistral Gold Mine, as well as eleven properties in Nevada and one in Utah. The Nevada property portfolio covers approximately 85 square miles, including land packages in two significant gold producing regions: Cortez and the Carlin Trend.

White Knight controls land holdings in Nevada, with most of the properties located on the Cortez Trend. Its portfolio includes 19 properties totaling over 115 square miles with 15 of the properties located on the Cortez Trend.  Three of the White Knight properties are joint ventured to various companies subject to earn-in agreements.  Barrick Gold Corporation has earned a 60% controlling interest in the Patty (Indian Ranch) Project, with White Knight retaining approximately 30% and Chapleau Resources Ltd. retaining 10%. In the two remaining joint ventures, White Knight holds 100% ownership subject to earn-in rights of the other participant.

Tone controls substantially all the mineral interests in seven properties totaling approximately 7 square miles and located in Elko, Eureka, Lander and Pershing counties in Nevada.  Tone’s mineral properties were acquired by Tone from KM Exploration Ltd., a private company with a former common director, or were staked by that former Tone director. The properties are subject to a royalty of 1% of net smelter returns, except the Red Ridge property, and certain of the properties are also subject to a royalty of 4% of net smelter returns.  In addition, up to a maximum of two of the Tone mineral properties are subject to earn-in rights by Teck Cominco American Inc. (“Teck”) pursuant to a 2004 agreement.  Teck, generally, has the right to acquire a 50% joint venture interest in selected properties by spending approximately $2.84 million on each after Tone has first spent an aggregate of $.94 million on each property, or up to 70% joint venture interest upon other elections by Teck and performance of other obligations.  Tone has not reached the initial approximate $.94 million expenditure on any property subject to the Teck agreement and, as stated above, that agreement is limited to earn-in rights to a maximum of two of the mineral properties.

The Company is responsible for reclamation of certain past and future disturbances at its properties.  In connection with the acquisitions of the Acquired Companies, the Company assumed and consolidated the respective asset retirement obligations of those companies, as reflected in the table below, as well as related restrictive deposits to secure those obligations. The Company maintains required bonding for all of its properties and at December 31, 2007 has cash bonding in place of $224,289.

The Company performed a preliminary review of the Nevada Pacific’s projected reclamation costs associated with the Magistral Mine and as a result of that review has recorded an initial cost estimate in the allocation of the purchase price of $2,700,000.  The following is a reconciliation of the aggregate of projected asset retirement obligation for financial reporting for the year ended December 31, 2007:

Asset retirement obligation - December 31, 2006	$—
Accretion of liability	100,586
Asset retirement obligation acquired	2,287,890
Asset retirement obligation - December 31, 2007	$2,388,476

It is anticipated that the capitalized asset retirement costs will be charged to expense based on the units of production method commencing with gold production at the Company’s properties, if any.  There was no amortization recorded adjustment during 2007 to the capitalized asset retirement cost since properties were not in operation.  Actual asset retirement and reclamation, generally, will be commenced upon completion of operations at the property.

4.             Property and Equipment

At December 31, 2007, property and equipment consisted of the following:

2007
Trucks and trailers	$163,737
Office furniture and equipment	36,075
Building	808,100
Mining equipment	3,179,000
subtotal	$4,186,912
Less: accumulated depreciation	(252,494)
Total	$3,934,418

Depreciation expense for 2007 was $252,494.

5.             Goodwill

For the purpose of allocating the goodwill arising from the Acquisitions described in Note 2, the Company has identified two reporting units, namely, the exploration operation located in Nevada (“U.S. Properties”) and exploration operation located in Mexico (“Mexico Properties”).  The Company has assigned the goodwill amount in full to the United States reporting unit.  The goodwill represents the buyer-specific synergies and transition to significant land holder.

The annual testing for impairment resulted in no impairment charge during 2007.

6.              Income Taxes

In March 2007, the Company had an ownership change, as the term is defined under the Internal Revenue Code (“IRC”) Section 382 (g).  As a result, the tax net operating loss carryforwards are subject to annual limitations under IRC Section 382, following the date of such ownership change.  Except as noted below, the Company will receive delayed future benefits from net operating loss carryforwards existing as of the date of the ownership change.  At December 31, 2006 and at December 31, 2007, the Company estimates that tax loss carryforwards to be $6,800,000 and $30,300,000, respectively expiring in 2026 and 2027.

The Company’s income tax expense consisted of:

	2007	2006

Current taxes payable
Federal	$—	$—
State	—	—
Foreign	66,766	—
Total current tax provision	$66,766	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at Deccember 31, 2007 and 2006 respectively, are presented below:

	2007	2006
Deferred tax assets:
Alternative minimum tax (AMT) credit carryforward	$—	$—
Reclamation obligation	—	—
Net operating (loss) carryforward	10,077,000	2,339,000
Other temporary differences	237,000	—
Mineral property	550,000	—
Total gross deferred tax assets	10,864,000	2,339,000
Less: valuation allowance	(10,864,000)	(2,339,000)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Acquisition related deferred tax liability	(88,186,800)	—
Total Deferred tax liabilities	$(88,186,800)	$—
Total net deferred tax asset/(liability)	$(88,186,800)	$—

The Company believes that it is unlikely that the net deferred tax asset will be realized.  Therefore a valuation allowance has been provided for net deferred tax assets.  The change in valuation allowance of approximately $8,525,000 primarily reflects an increase of net operating (loss) carryforwards and the recording of deferred tax assets acquired in the current tax year.  The acquisition related deferred tax liability consists of $86,394,800, $511,000, and $1,281,000 for mineral properties, fixed assets and a liability for unrecognized tax benefits, respectively.

A reconciliation of the tax provision for 2007, 2006 and 2005 at statutory rates is comprised of the following components:

Federal statutory rate tax provision on book loss	$(2,595,000)	$(2,339,000)
State statutory rate tax provision on book loss	—	—
Foreign statutory rate tax provision on book loss	122,000	—

Book to tax adjustments:
Exploration costs amortized over 10 years	—	—
Target acquisition costs not deductible	—	—
Reclamation expenditures deductible	—	—
Stock option expense not deductible (net)	—	—
Derivative liability expense not deductible	—	—
Other	(26,000)	—
Tax rate changes	(162,000)	—
Accretion expense not deductible	—	—
Valuation allowance	2,727,766	2,339,000
Tax Provision	$66,766	$—

As of January 1, 2007, the Company did not have any unrecognized tax benefits.  The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company’s accumulated deficit.  As a result of the acquisition of the Acquired Companies, the Company recognized a $517,000 liability plus $764,000 of accrued interest and penalties which relate to the Mexican properties and was accounted for as a part of the purchase price allocation.

Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits.  For the year ended December 31, 2007, the Company accrued total interest related to income tax liability of $104,000.  The Company recognized interest and penalties related to income tax liabilities as a component of interest expense.

Included in the balance of unrecognized tax benefits at December 31, 2007 are $517,000 of tax benefits that, if recognized, would not affect the effective tax rate as it was originally recorded as an adjustment to the purchase price allocation.  In the year ending December 31, 2007, there was no increase in the balance of unrecognized tax benefits of $517,000.  Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.

The Company has determined the classification of the unrecognized tax benefits on the balance sheet and recorded such unrecognized tax benefits as non-current liabilities according to the requirement of FIN 48.  The basis for this assessment is that the unrecognized tax benefits do not become statute barred within the next twelve months.  In addition, the taxation authorities have not instituted any audits of the unrecognized tax benefits.  As a result, the Company does not anticipate payment of the liability or settlement of the unrecognized tax benefits within one year of the balance sheet date.

The Company or its subsidiaries file income tax returns in Canada, the United States and Mexico.  These tax returns are subject to examination by local taxation authorities provided the tax years remain open to audit under the relevant statute of limitations.  The following summarizes the open tax years by major jurisdiction:

United States: 2003 to 2007

Canada: 2000 to 2007

Mexico: 2002 to 2007

In the course of the Company’s due diligence of the Mexican properties acquired with Nevada Pacific, the Company identified a potential total tax liability of $ 1,281,000 with respect to certain open tax positions of which approximately $764,000 related to potential interest and penalties.  The Company recognized the $1,281,000 tax liabilities as part of the Company’s purchase price allocation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

LIABILITY FOR
UNRECOGNIZED
TAX BENEFITS
Balance at January 1, 2007	$—
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Additions for Tax Positions of Prior Years	1,281,000
Reductions for Tax Positions of Prior Years	—
Reduction for Lapse of Statute of Limitations	—
Balance at December 31, 2007	$1,281,000

7.                                      Shareholders’ Equity

As explained further in Note 2, effective March 28, 2007, the Company took up and paid for the shares tendered by the shareholders of the Acquired Companies and issued 38,027,674 exchangeable shares for a majority of each of the Acquired Companies.  Effective June 28, 2007, the Company and US Gold completed plans of arrangement with Nevada Pacific and Tone, and on June 29, 2007, completed a compulsory acquisition of White Knight (collectively the “Second Phase Acquisition Transactions”) under which the Company acquired the remaining shares of each of the Acquired Companies.  Related to the Second Phase Acquisition Transactions, the Company issued 4,587,553 additional exchangeable shares, resulting in the issuance of an aggregate 42,615,227 exchangeable shares for the acquisition of 100% of the issued and outstanding shares of the Acquired Companies.

The exchangeable shares, by virtue of the redemption and exchange rights attached to them and the provisions of certain voting and support agreements, provide the holders with the economic and voting rights that are, as nearly as practicable, equivalent to those of a holder of shares of common stock of US Gold.   The voting rights associated with the exchangeable shares are exercised by a trustee as the owner of the one outstanding share of US Gold’s Series A Special Voting Preferred Stock (“Special Voting Share”) pursuant to the provisions of a Voting and Exchange Trust Agreement.  The Special Voting Share entitles the holder thereof to an aggregate number of votes equal to the number of exchangeable shares of the Company issued and outstanding from time to time and which are not owned by US Gold or any subsidiary.  Except as otherwise provided by law, the holder of the Special Voting Share and the holders of US Gold’s common stock vote together as one class on all matters submitted to a vote of shareholders.  The holder of the Special Voting Share has no special voting rights and its consent shall not be required, except to the extent it is entitled to vote with the holders of shares of US Gold common stock, for taking any corporate action.  Through December 31, 2007, approximately 22,325,817 exchangeable shares had been converted into an equivalent amount of common stock of US Gold.

With the Second Phase Acquisition Transactions (see Note 2), US Gold assumed remaining stock options covering approximately 812,918 shares of its common stock at exercise prices ranging from approximately $1.92 to $6.70 per share and expiring through January 25, 2017, and additional stock options of the Acquired Companies were exercised between the first and Second Phase transactions equivalent to 353,603 exchangeable shares.  During 2007, assumed stock options were exercised for 170,125 shares of US Gold common stock.  At December 31, 2007, remaining stock options assumed by US Gold are outstanding covering approximately 642,793, shares of US Gold.

With the Second Phase Acquisition Transactions, the Company assumed warrant agreements providing for the purchase of approximately 3,625,600 exchangeable shares of its exchangeable shares at exercise prices ranging from approximately $0.96 to $3.48 per share and expiring through May 11, 2008.  During 2007, assumed warrants for 2,106,679 exchangeable shares were exercised for aggregate $3,954,518 representing an average exercise price of approximately $1.88 per share.  At December 31, 2007, there remain outstanding assumed warrants for the purchase of approximately 1,472,921 exchangeable shares at exercise prices ranging from approximately $0.96 to $3.48 per share, and expiring through May 11, 2008.

8.             Loss per share

The computations for basic loss per common share are as follows:

2007

Net loss for the year	$(7,684,420)
Weighted average number of common shares outstanding	31,307,805
Loss per common share	$(0.25)

Loss per common share for 2006 has not been presented as the Company had not issued any exchangeable shares in connection with the acquisitions as of December 31, 2006.

9.             Related Party Transactions

In connection with the acquisition of the Acquired Companies as discussed in Notes 2 and 7, Mr. McEwen tendered all of his shares in the Acquired Companies and received 6,868,350 exchangeable shares on the same basis as the other shareholders of the Acquired Companies.  The exchangeable shares are convertible into shares of US Gold’s common stock on a one for one basis, the same ratio as the exchangeable shares issued to the other former security holders of the Acquired Companies.  In connection with the second stage of the acquisition of the Acquired Companies, the Company assumed the obligations under warrant agreements of those companies.  Warrants of White Knight and Nevada Pacific held by Mr. McEwen were assumed by the Company on the same basis as warrants owned by other holders.  During 2007, Mr. McEwen exercised warrants to purchase aggregate 2,052,079 exchangeable shares for approximately $3.9 million, reflecting a weighted average exercise price of approximately $1.90 per share.  As of December 31, 2007, Mr. McEwen holds warrants to purchase approximately 1,472,921 exchangeable shares at exercise prices ranging from approximately $0.96 to $2.17 per share and expiring through May 11, 2008.

In November 2007, US Gold entered into a contract with Diagnos Inc. (“Diagnos”), a Canadian corporation, for generation of recommended exploration targets in North Central Nevada (including properties of the Company) based upon artificial intelligence analysis of certain geologic and other property data (the “2007 Diagnos Contract”).  US Gold and the Company consider the recommendations made by Diagnos to be additional tools in evaluating exploration targets on its Nevada properties and to identify other areas of potential interest.  The initial results from Diagnos are anticipated to be available to US Gold and the Company during late first quarter 2008 and will be evaluated in planning the exploration program for that year.  Mr. McEwen owned an approximate 2.5% equity interest in Diagnos at the time the Company entered into the 2007 Diagnos Contract.  Under the 2007 Diagnos Contract, Diagnos is to be paid a service fee of approximately $195,000 of which $75,000 was paid by December 31, 2007.  In addition, Diagnos would receive a success bonus of 100,000 shares of common stock of the Company for every new economic discovery based upon targets recommended by Diagnos (economic discovery defined as the positive feasibility study of the property).  If the Company acquires claims outside the boundary of its existing property area, then Diagnos would receive an additional success bonus in the form of a 2% net smelter return (“NSR”) royalty on such claims.  The Company would have the option to buy back one-half (1% of the 2%) NSR royalty at any time for approximately $1 million.  If the Company should acquire properties on which it would be obligated to pay this royalty that are already burdened by a royalty or that are subject to joint-venture with other companies, the bonus on economic discovery would be 500,000 shares of the Company’s common stock rather than a NRS royalty in favor of Diagnos.

Each of the above agreements were approved or ratified by the independent members of US Gold’s Board of Directors.

10.       Unaudited Supplementary Quarterly Information

The following table summarizes unaudited supplementary quarterly information for the years ended December 31, 2007 with none applicable for 2006:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31

Revenues	$—	$—	$—	$—
Net income (loss)	$(451,234)	$(2,615,867)	$(2,350,272)	$(2,267,047)
Net income (loss) per share - basic and diluted	$(0.66)	$(0.07)	$(0.05)	$(0.05)
Weighted average shares outstanding - basic and diluted	680,278	38,191,862	42,968,830	43,588,788

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2007, our Board of Directors engaged KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2007 and simultaneously dismissed Stark Winter Schenkein & Co., LLP (“SWS”), the former independent registered public accounting firm.

The audit reports of our financial statements for the year ended December 31, 2006 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles.  During our fiscal year ended December 31, 2006 and through April 25, 2007, there were no disagreements with SWS, whether or not resolved, on any matter of accounting principal or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of SWS, would have caused SWS to make reference to the subject matter of such disagreement in connection with its report on our financial statements for such periods.

ITEM 9A.                                            CONTROLS AND PROCEDURES

During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 of this annual report on Form 10-K.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information relating to those persons who served as our executive officers and directors as of March 21, 2008:

Name	Age	Positions With the Company	Board Position Held Since
Robert R. McEwen	58	Chairman of the Board of Directors and Chief Executive Officer	2006
William F. Pass	61	Vice President, Chief Financial Officer, Secretary and Director	2006

Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Robert R. McEwen.  Mr. McEwen became the Chairman of our Board of Directors and our Chief Executive Officer on April 18, 2006, shortly after our organization.  He became the Chairman of the Board of Directors and Chief executive officer of US Gold on August 18, 2005 and continues to serve in that capacity.  Mr. McEwen is also the chairman and chief executive officer of Lexam Explorations, Inc., a public company engaged in the exploration and development of oil and gas properties, a position he has held since 1994.  The common stock of Lexam is listed on the TSX Venture Exchange.  Mr. McEwen resigned as the chairman of Goldcorp Inc. (formerly Goldcorp Investments) in October 2005. He was also the chief executive officer of that company from June 1986 until February 2005.  Goldcorp is a corporation organized under the laws of the Province of Ontario, Canada, engaged in the business of exploring for and producing gold and other precious metals.  The securities of Goldcorp are traded on the Toronto and New York Stock Exchanges.

William F. Pass.  Mr. Pass became our Vice-President, Chief Financial Officer and Secretary on April 18, 2006.  Mr. Pass is also the Vice President, Chief Financial Officer and Corporate Secretary of US Gold, a position he has held since 1996.  Mr. Pass intends to retire from all positions with us and US Gold effective March 31, 2008.

Compliance With Section 16(a)

No class of our securities has been registered under the Securities Exchange Act of 1934, as amended, and we are therefore not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not adopted a written code of ethics.  However, each of our executive officers is subject to a code of ethics adopted by our parent, US Gold, and we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs in keeping with that code.

Committees of Our Board of Directors

Our Board of Directors does not maintain any standing committees.  The entire Board of Directors participates in deliberations concerning executive compensation.  There are no “compensation committee interlocks” or other relationships required to be disclosed with regard to members of our Board of Directors who participate in deliberations concerning executive officer compensation.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to our Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of our securities as of the date of the letter, and the name, address and resumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

We are not a listed issuer as defined in Rule 10A-3 of the regulations promulgated under the Securities Exchange Act of 1934, as amended.  Presently, we have no standing audit committee or designated audit committee financial expert since no member of our Board of Directors is “independent” as defined in the rules of any stock exchange.  Our entire Board of Directors serves the function of an audit committee.

ITEM 11.                                              EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the two fiscal years ended December 31, 2007 of any person who served as our principal executive officer during the last fiscal year, any person who served as our principal financial officer during the last fiscal year, and the only other person who served as an executive officer of our company during 2007 (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total

Robert R. McEwen,	2007	$0	$0	$0
Chairman of the Board and Chief Executive Officer	2006	$0	$0	$0

Ann Carpenter,	2007	$0	$0	$0
President and Chief Operating Officer(1)	2006	$0	$0	$0

William F. Pass,	2007	$0	$0	$0
Vice President and Chief Financial Officer (1)	2006	$0	$0	$0

(1)                      Ms. Carpenter resigned effective November 30, 2007

Grants of Plan-Based Awards

We did not grant any award to a Named Executive Officer under a non-equity or equity incentive plan during the 2007 fiscal year, and no such award is outstanding as of December 31, 2007.

Narrative Discussion of Summary Compensation and Grants of Plan-Based Awards

Since we are a non-operating subsidiary of US Gold Corporation, none of our executive officers are compensated in their capacities as such.  Any compensation is paid by our parent, US Gold.

Outstanding Equity Awards as Fiscal Year End

As of December 31, 2007, we had no outstanding stock options, stock that had not vested or equity incentive plan awards for any of our Named Executive Officers.

Options Exercised and Stock Vested

During the year ended December 31, 2007, none of our Named Executive Officers exercised any stock options, SARs or similar instruments and no stock vested to any such individual.

Termination or Change in Control Arrangements

We have no agreements or other arrangements, verbal or written, which provide for the payment to any Named Executive Officer in connection with any termination, resignation, severance, retirement or change in control.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 21, 2008, there are a total of one (1) share of our common stock and 45,455,107 exchangeable shares outstanding, our only classes of voting securities currently outstanding.  Our common stock is the only class of stock outstanding that is entitled to unlimited voting rights.  The one (1) outstanding share of common stock is owned by US Gold.  The holders of the exchangeable shares are entitled to limited voting rights, including the right to elect one of our three directors.

The following table describes the ownership of our exchangeable shares by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of the class.  Unless otherwise stated, the address of each of the individuals is our address, 165 South Union, Suite 565, Lakewood, Colorado 80228.  All ownership is direct, unless otherwise stated.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (%)
Robert R. McEwen (1)	6,868,350	15%
William F. Pass (1)	0	0
US Gold Corporation	15,016,901	33%
US Gold Alberta ULC	8,710,097	19%

(1)                      Officer and/or Director.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures and Policies

We consider “related party transactions” to be transactions between our company and (i) a director, officer, director nominee or beneficial owner of greater than five percent (5%) of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a financial interest.  Since we do not have any “independent directors,” we do not maintain a formal policy regarding review of related party transactions.  Any possible related party transaction would be reviewed on a case by case basis.

Transactions With Robert R. McEwen

As a shareholder of each of the three Acquired Companies, Mr. McEwen participated in the exchange offers on the same terms and conditions as other shareholders of those entities.  Mr. McEwen tendered all of his shares of each of the Acquired Companies and received our exchangeable shares on the same basis as the other shareholders of those entities.  Mr. McEwen received a total of 6,868,350 exchangeable shares in exchange for his interest in the Acquired Companies.  Mr. McEwen is our chairman and chief executive officer.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our independent registered accounting firms, KPMG LLP for 2007 and Stark Winter Schenkein & Co., LLP for 2006, for the last two fiscal years:

	2007	2006
Audit Fees	$25,000	$4,690
Audit Related Fees	0	18,706
Tax Fees	0	0
All Other Fees	228,354	0
Total Fees	$253,345	$23,396

It is the policy of the Audit Committee of US Gold to engage the independent accountants selected to conduct our financial audit and to review our quarterly filings with the SEC and to confirm, prior to such engagement, that such independent accountants are independent.  Also in keeping with its policy, all services of the independent accountants reflected above were pre-approved by the Audit Committee of US Gold.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

2.1                                                         Plan of Arrangement among US Gold Corporation, US Gold Canadian Acquisition Corporation and Nevada Pacific Gold, Ltd. dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.1, File No. 333-133725-01)

2.2                                                         Plan of Arrangement Agreement between US Gold, US Gold Canadian Acquisition Corporation and Tone Resources Limited dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.2, File No. 333-133725-01)

3.1                                                         Articles of Incorporation of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.8, File No. 333-133725-01)

3.2                                                         Articles of Amendment to the Articles of Incorporation of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.9, File No. 333-133725-01)

3.10                                                   Bylaws of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.10, File No. 333-133725-01)

4.1                                                         Rights, Privileges, Restrictions and Conditions Attaching to the exchangeable shares of US Gold Canadian Acquisition Corporation (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.1, File No. 001-33190)

4.2                                                         Support Agreement between US Gold Corporation, US Gold Alberta ULC and, US Gold Canadian Acquisition Corporation dated March 22, 2007 (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.3 , File No. 001-33190)

9.1                                                         Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canadian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007 (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.2, File No. 001-33190)

10.1                                                   Services Contract between US Gold Corporation and Diagnos Inc. dated November 23, 2007 (incorporated by reference from Report on Form 10-K of US Gold Corporation for the year ended December 31, 2007, Exhibit 10.26, File No. 001-33190.)

10.2                                                   Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson (incorporated by reference from Report on Form 10-K of US Gold Corporation for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190.)

11                                                            Not applicable

12                                                            Not applicable

13                                                            Not applicable

14                                                            Not applicable

16                                                            Not applicable

18                                                            Not applicable

*21                                                     List of Subsidiaries

22                                                            Not Applicable

23                                                            Not applicable

24                                                            Not Applicable

*31.1                                            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2                                            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass

*32                                                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass

99                                                            Not Applicable

*Filed with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

	By:	/s/ Robert R. McEwen
Dated: March 27, 2008		Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board of Directors and Chief Executive	March 27, 2008
Robert R. McEwen	Officer (Principal Executive Officer)

/s/ William F. Pass	Vice President, Chief Financial Officer (Principal	March 27, 2008
William F. Pass	Financial and Accounting Officer) and Director

EXHIBIT INDEX

2.1                                                         Plan of Arrangement among US Gold Corporation, US Gold Canadian Acquisition Corporation and Nevada Pacific Gold, Ltd. dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.1, File No. 333-133725-01)

2.2                                                         Plan of Arrangement Agreement between US Gold, US Gold Canadian Acquisition Corporation and Tone Resources Limited dated May 17, 2007 (incorporated by reference from the Report on Form 8-K dated June 28, 2007, Exhibit 2.2, File No. 333-133725-01)

3.1                                                         Articles of Incorporation of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.8, File No. 333-133725-01)

3.2                                                         Articles of Amendment to the Articles of Incorporation of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.9, File No. 333-133725-01)

3.10                                                   Bylaws of US Gold Canadian Acquisition Corporation (incorporated by reference to Form S-4 filed October 30, 2006, Exhibit 3.10, File No. 333-133725-01)

4.1                                                         Rights, Privileges, Restrictions and Conditions Attaching to the exchangeable shares of US Gold Canadian Acquisition Corporation (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.1, File No. 001-33190)

4.2                                                         Support Agreement between US Gold Corporation, US Gold Alberta ULC and, US Gold Canadian Acquisition Corporation dated March 22, 2007 (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.3 , File No. 001-33190)

9.1                                                         Voting and Exchange Trust Agreement among US Gold Corporation, US Gold Alberta ULC, US Gold Canadian Acquisition Corporation and Computershare Trust Company of Canada dated March 22, 2007 (incorporated by reference from Report on Form 10-Q of US Gold Corporation for the quarterly period ended March 31, 2007, Exhibit 10.2, File No. 001-33190)

10.1                                                   Services Contract between US Gold Corporation and Diagnos Inc. dated November 23, 2007 (incorporated by reference from Report on Form 10-K of US Gold Corporation for the year ended December 31, 2007, Exhibit 10.26, File No. 001-33190.)

10.2                                                   Mineral Lease between Nevada Pacific Gold (US) and Bertha C. Johnson, Trustee of The Lyle F. Campbell Trust under an Agreement of Trust dated August 5, 1986 and amended on May 21, 1987, August 19, 1987, April 19, 1991, and May 19, 1998, and Julian E. Simpson and Jean C. Simpson (incorporated by reference from Report on Form 10-K of US Gold Corporation for the year ended December 31, 2007, Exhibit 10.27, File No. 001-33190.)

11                                                            Not applicable

12                                                            Not applicable

13                                                            Not applicable

14                                                            Not applicable

16                                                            Not applicable

18                                                            Not applicable

*21                                                     List of Subsidiaries

22                                                            Not Applicable

23                                                            Not applicable

24                                                            Not Applicable

*31.1                                            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen

*31.2                                            Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William F. Pass

*32                                                     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert R. McEwen and William F. Pass

99                                                                        Not Applicable

*  Filed with this report.