Form 10-K/A
period 2007-12-31
US GOLD CANADIAN ACQUISITION CORP
filed 2008-09-30
CIK 1360405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of US Gold Canadian Acquisition Corporation (the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed on March 28, 2008 (the “Original Filing”) in order to revise Item 9A of Part II of the Original Filing, for the purpose of removing references made to management’s report on internal control over financial reporting and the attestation report on management’s assessment.  In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.   Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing. The disclosures contained herein have not been updated to reflect events that occurred at a later date.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Amendment No. 1 to the Annual Report on Form 10-K/A be signed on its behalf by the undersigned, thereunto duly authorized.

US GOLD CANADIAN ACQUISITION CORPORATION

	By:	/s/ Robert R. McEwen
Dated: September 29, 2008		Robert R. McEwen, Chairman of the Board of Directors and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert R. McEwen	Chairman of the Board of Directors and Chief Executive	September 29, 2008
Robert R. McEwen	Officer (Principal Executive Officer)

/s/ Perry Y. Ing	Vice President, Chief Financial Officer (Principal	September 29, 2008
Perry Y. Ing	Financial and Accounting Officer) and Director